Form 10KSB
period 1996-03-31
HEARTSOFT INC
filed 1996-07-16
CIK 836562

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 1996

                      Commission file number:  33-23138-D

                                HEARTSOFT, INC.
                (Name of small business issuer in its charter)


          Delaware                                         87-0456766
          --------                                         ----------
  (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                       Identification No.)

3101 Hemlock Circle, Broken Arrow, Oklahoma                  74012
- -------------------------------------------                  -----
(Address of principal executive offices)                   (Zip Code)

        Issuer's telephone number, including area code:  (918) 251-1066


          Securities registered pursuant to Section 12(g) of the Act:

    Title of each class                Name of each exchange on which registered
Common Stock, par value $.0005                      OTC pink sheets
- ------------------------------                      ---------------


          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes          No    X
                       -------     -------

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

          The issuer's revenue for its most recent fiscal year was $1,158,817.

          The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on June 18, 1996, was approximately $6,286,238. For purposes of this computation, all officers, directors and 5% beneficial owners of Registrant are deemed to be affiliates.

          As of June 18, 1996, the issuer had outstanding a total of 5,089,608 shares of its $.0005 par value Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of Registrant's definitive Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held August 28, 1996, are incorporated into Part III.

          Transitional Small Business Disclosure Format:

          Yes            No    X
              --------      --------

                               TABLE OF CONTENTS


                                                                           PAGE
ITEM NUMBER AND CAPTION                                                   NUMBER

PART I

1.          Description of Business                                            1

2.          Description of Property                                            4

3.          Legal Proceedings                                                  4

4.          Submission of Matters to a Vote of Security Holders                5

PART II

5.          Market for Common Equity and Related Stockholder Matters           5

6.          Management's Discussion and Analysis or Plan of Operation          6

7.          Financial Statements                                               7

8.          Changes In and Disagreements with Accountants on Accounting        8
            and Financial Disclosure
PART III

9.          Directors, Executive Officers, Promoters and Control Persons;      8
            Compliance With Section 16(a) of the Exchange Act

10.         Executive Compensation                                             8

11.         Security Ownership of Certain Beneficial Owners and Management     8

12.         Certain Relationships and Related Transactions                     8

13.         Exhibits and Reports on Form 8-K                                   9

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

Heartsoft, Inc., a Delaware corporation ("Heartsoft", or including its subsidiary described below, the "Company"), was incorporated on June 2, 1988, under the name "Davenport Company". In July of 1988, Davenport made a public offering of its stock in furtherance of the objective of seeking and acquiring
an interest in a prospective business opportunity.   In May of 1989, Davenport
acquired all of the issued and outstanding stock of Heartsoft, Inc., a Delaware corporation formed on January 15, 1988 ("Heartsoft - Delaware") pursuant to an Agreement and Plan of Reorganization. As part of the Agreement and Plan of Reorganization, on June 21, 1989, Davenport caused Heartsoft - Delaware to be merged into it, and Davenport then changed its corporate name to Heartsoft, Inc.

As a result of the Agreement and Plan of Reorganization the former stockholders of Heartsoft - Delaware became the then owners of approximately 70% of the outstanding stock of Heartsoft.

Heartsoft is engaged in publishing its own proprietary educational software and licensing technological products for distribution to the education market.

On August 16, 1991, Heartsoft incorporated Heartsoft Software, Inc., an Oklahoma corporation, organized as a wholly-owned subsidiary of Heartsoft, in which the actual day-to-day operations of the Company are conducted.

PRODUCTS AND MARKETS

The Company publishes proprietary educational software and licenses such software to the educational market (both public and private school educators, schools and school systems). In addition, the Company licenses and sells third party educational technology. The Company believes that there are two basic markets for educational software technology -- retail and educational systems. The retail market consists of such outlets as computer and software specialty stores, warehouse clubs and general merchandise outlets. The education market consists of both school systems and individual educators requiring core curriculum materials as well as supplemental materials. Because the Company perceived the competition and barriers to entry into the retail market to be extremely high, it has chosen to concentrate solely on the educational market.

With respect to products created for the education market, the primary emphasis (apart from price considerations) are on content and instructional methodology. Since, in contrast to the retail market, product obsolescence is less of a concern, product life spans are greater, marketing costs are lower, and with the emphasis on content and instructional methodology (as opposed to the exponentially high demand placed on graphics and system performance in the retail market) development costs are lower.

The Company believes that the educational supplemental materials market is sufficiently served by many of the same companies competing in the retail market, with software that focuses more on "edutainment" than core curriculum. Therefore, the Company believes that the real opportunity for growth exists in the curriculum materials market.

There does not appear to be a dominant company or companies that offer curriculum materials of the type the Company offers. The majority of the companies offering products to this market segment focus on network solutions or integrated learning systems, which result in a comprehensive curriculum-based solution, but at a very high price, and with the result that such networked systems can exclude the concurrent use of computers in the classroom by others.

The Company's market focus to date has been in the development of curriculum based packages consisting of the multi-licensing of software titles at a price well below industry average. In addition to traditional sales channels, in April of 1995 the Company began marketing its curriculum based packages by direct mailings to approximately 100,000 educators nationwide. Because of the initial success of this campaign, the Company anticipates that direct sales will assume an increasing marketing role over the next five years.

Among the Company's best selling proprietary titles are:  Tommy the Time Turtle,
                                                          ---------------------
an animated turtle that teaches children 5-7 to tell time on an analog clock, with lessons ranging from 1 minute to 1 hour increments; Coin Changer, which
                                                         ------------
introduces children from 5-7 to the relative denominations of coins; and the Heartsoft Bestseller Site License, which consists of 12 titles under a license
- ---------------------------------
allowing the teacher to copy the software for every computer in the school. The Company currently maintains a line of 38 proprietary educational software titles.

From its Dallas office, the Company licenses and sells leading edge technology for the classroom. The two primary products marketed by the Dallas office are Foundations in Reading and Discourse Technologies.

Foundations in Reading, the product developed by Breakthrough, Inc., concentrates on helping children learn how to read. The most successful results have been attained where children initially scoring below the 60th percentile in reading have improved an average of 33 percentile points after using the program. Discourse Technologies provides a student response system which utilizes individual student workstations (either computers or low cost units manufactured by Discourse) that enable the teacher to communicate with each student simultaneously. The teacher's workstation allows him or her to ask questions and see all students' responses immediately, in the same amount of time it would take to verbally ask a question, and receive a verbal response from one student in the class.

In addition, Heartsoft has licensing agreements in place with over a dozen additional product lines, which allow the Company to address reading and language arts comprehensively for K-12.

Heartsoft derives commissions and overrides as a percentage of the total sales from this type of leading edge technology. The Company relies on a seasoned, professional sales staff with many years experience, and extensive contacts, in the educational technology industry. The Dallas office opened in June, 1995, and during the first nine months of its operation was engaged in building market awareness of its third party products. Thus, as of March 31, 1996, all of the Company's revenues were derived from the sale of its proprietary titles. Management expects the Dallas office will assume an increasing percentage of sales throughout the next fiscal years.

With respect to its publishing activities, the Company's personnel develop the software, and the Company produces the medium of transmission, together with the actual packaging of the final product, at its Broken Arrow facilities.

All of the software developed by Heartsoft has been copyrighted.

MAJOR CUSTOMERS

Heartsoft markets to educators nationwide, which is a large, diverse group governed by unrelated buying decisions. Thus, no single customer represents a significant portion of the Company's revenues. Heartsoft works diligently to strengthen relationships with existing customers, most effectively by additional and upgrade sales, where customers can add to their Heartsoft library.

Ongoing work involves constant upgrades and variations to support new hardware configurations. Current development activities are focused on a "critical thinking" based curriculum product, due out by January of 1997.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The most important raw materials purchased by the Company are computer diskettes which are obtained from domestic suppliers. The Company also purchases from other domestic manufacturers certain components, including packaging materials used in its products. The Company endeavors to obtain the lowest possible cost in its purchases of raw materials and components, consistent with meeting specified quality standards. The Company is not dependent upon any one source for its raw material or the major components of its manufactured products. The Company anticipates that it will have adequate sources of supplies to meet its manufacturing requirements for the foreseeable future.

MARKETING AND DISTRIBUTION

The Company utilizes a direct sales staff of three individuals to market its products in the United States. The Company also has recently initiated a direct mail marketing campaign for both its proprietary products and its licensed technology. Sales are made directly to both individual teachers and to regional school systems and districts, with shipments being made from the Company's Broken Arrow office to the purchaser. Billings are to the end user.

The Company's products and sales strategy focus on a "niche" market -- that being the education industry, as opposed to sales at retail outlets. Further, even within the education market, the Company's products focus on utilization in the school curriculum itself as opposed to the "supplemental" or "edutainment"
market (more suitable for home use).    Two of the Company's best selling
products, Heartsoft Bestseller Site License (covering 12 software titles) and
          ---------------------------------
Heartsoft K-8 Library (containing all 38 titles in the current product line)
- ---------------------
sell from prices ranging from approximately $400 to $1,400, depending on the configuration. Further, each product license allows multiple use of the software throughout the school.

To support and service its customers the Company supplies technical support by
means of an in-house programming services team.                          .

The Company's warranty on its products is lifetime for content, and one year for disc errors.

RESEARCH AND DEVELOPMENT

All research and development activities of the Company are company-sponsored, rather than customer-sponsored. Ongoing work involves additional title development, with a new line of "critical thinking" software due for release by January of 1997. Anticipated research and development costs of approximately $100,000 over the next two years will be capitalized.

BACKLOG

The Company has no current order backlog, and has experienced minimal occurrences in the past. Each order is filled on demand, with sophisticated, high-speed diskette duplicators which can duplicate a disk in as little as 25 seconds. Production delays are most likely caused by delays in raw material receipt, referenced above. These delays rarely exceed 24-48 hours before materials are procured.


WORKING CAPITAL PRACTICES

Working capital practices in the industry center on inventories and accounts receivable. The Company regularly reviews its working capital components with a view to maintaining the lowest level consistent with requirements of anticipated levels of operation. Its greatest needs arise during the months of November and December, the peak season for inventory (primarily purchased material) and accounts receivable. The Company's working capital requirements are generally met through a bank revolving credit facility, which currently permits allowable borrowings up to $250,000. The Company believes that the combination of the proceeds received upon completion of its private placement of preferred stock and its available bank credit, will be sufficient to meet its working capital needs through 1997.

SEASONALITY

The Company experiences mild seasonality in its sales patterns, with the peak buying periods in the October through December quarter and April through June quarter.

COMPETITION

The Company competes with approximately 600 other educational software developers, with such competitors having sales ranging from less than $500,000, to over $300 million. Heartsoft differentiates itself on the basis of price, total value and quality of product. In addition, the Company is representing new, leading edge technology solutions which are under-marketed, and show a consistent record of test score improvement by the students utilizing these products.

EMPLOYEES

As of June 15, 1996, the Company had 20 full-time employees, one part-time employee and two temporary employees, none of whom are represented by unions. Management considers its relations with its employees to be good.

COPYRIGHTS, PATENTS, TRADEMARKS, LICENSES AND CONCESSIONS

The Company routinely copyrights its proprietary software titles, and all of its proprietary titles developed to dated have been copyrighted. The Company has further trademarked the "Heartsoft" name.

ENVIRONMENTAL MATTERS

     The Company's operations are of a nature that laws concerning the environment (such as the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, regulations promulgated under these Acts) do not substantial affect the Company's domestic operations. The Company believes that it presently complies with these laws and that future compliance will not materially adversely affect the Company's earnings or competitive position.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company leases its principal office location in Broken Arrow, Oklahoma. The Broken Arrow office, which includes both executive offices and production space, contains 4,350 square feet (1,200 sq. ft. of production/warehouse space and 3,150 sq. ft. of office space), located in a business office park at 3101 Hemlock Circle, Broken Arrow, Oklahoma. The lease is for a five year term expiring October of 2000.

The Company's operations in Dallas, Texas, are conducted out of space leased by Charles Carlson, the Company's CEO. Pursuant to the Company's arrangement with Mr. Carlson, no rent has been charged to the Company for this space to date.

The Company's current office space is believed to be adequate for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS.

Both the Company and Benjamin Shell, the Company's Chairman of the Board, are named as defendants in a lawsuit filed on May 17, 1996, in Superior Court of Murray County, Georgia, by Raymond Long, a former stockholder of the Company. The suit sets forth various claims against Mr. Shell and the Company, essentially alleging fraud in connection with Mr. Long's investment in the Company in

1991 and 1992. Although it is difficult to ascertain from the complaint the specific facts giving rise to the allegations or the aggregate amount of damages sought, the suit alleges actual damages in excess of $2,000,000, punitive damages, as well as treble damages under various theories of recovery. While the lawsuit has only recently been filed, both the Company and Mr. Shell have retained Georgia counsel, and have filed both an answer to the allegations in the complaint, asserting numerous defenses, as well as a motion to dismiss the case, for lack of jurisdiction. Both Mr. Shell and the Company believe they have meritorious defenses to the suit, and both plan to vigorously defend the allegations contained therein.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the period from December 31, 1995, through March 31, 1996.


                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded over the counter (symbol: HTSF). The range of sales prices for the Company's Common Stock during the last two years, as reported by the National Association of Securities Dealers, Inc., was as follows:

          Quarter Ended         High Bid   Low Bid
          -------------         --------  ---------

          June 30, 1994          $ .8125   $ .50
          September 30, 1994     $ .6875   $ .50
          December 31, 1994      $ .50     $ .375
          March 31, 1995         $ .5625   $ .375

          June 30, 1995          $ .9372   $ .34375
          September 30, 1995     $ .9375   $ .50
          December 31, 1995      $ .8125   $ .25
          March 31, 1996         $2.0625   $ .25

The above quotes reflect inter-dealer prices without retail mark-up or mark-down or commissions, and may not represent actual transactions.

On June 1, 1996, there were 422 holders of record, and approximately 798 beneficial owners, of the Company's Common Stock.

Since its inception, no cash dividends have been paid on the Company's Common Stock and the Company does not anticipate paying cash dividends in the foreseeable future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Set forth below is income statement information with respect to the Company for fiscal years ended March 31, 1996, 1995 and 1994:

                                             Years ended March 31,
                                               ----------------------
                                           1996            1995         1994
                                        ----------       ---------    ---------
                                                     (In thousands)
Gross Sales                             $1,158,817       $ 508,850    $ 289,525
Sales Returns & Discounts                  356,693          22,955       58,197
                                        ----------       ---------    ---------
Net Sales                                  802,124         485,895      231,328
Total Cost of Goods Sold                    60,271          42,071       30,027
                                        ----------       ---------    ---------
  Gross Margin                             741,853         443,824      201,301
                                        ----------       ---------    ---------
Payroll Expense                            316,624         143,370      201,726
Amortization/Depreciation                  121,228          86,833       43,206
Advertising Expense                        164,078          44,377          -0-
Administrative Expense                     264,325         131,972      163,053
                                        ----------       ---------    ---------
  Operating Expenses                       866,255         406,552      407,985
                                        ----------       ---------    ---------
Income Before Taxes                       (124,402)         37,272     (206,684)
Income Taxes Deferred                      (27,395)          6,905      (45,500)
  Net Income (Loss)                     $  (97,007)      $  30,367    $(161,184)
                                        ==========       =========    =========


RESULTS OF OPERATIONS

Total sales increased by approximately 127% in the fiscal year ended March 31, 1996, as compared to 1995, and were 300% above 1994 levels. Net sales were 65% higher for the fiscal year ended March 31, 1996 compared to March 31, 1995 levels. During 1995, the Company discontinued certain sales and marketing activities deemed to have lower sales growth potential, resulting in the recognition of certain expenses which had accumulated at the fiscal year ended March 31, 1996.

Gross profit increased by 65% in the fiscal year ended March 31, 1996, compared to 1995, and 247% compared to the fiscal year ended March 31, 1994. Total cost of goods sold declined as a percentage of sales to 7.6%, compared with 8.7% and 13.0% for the fiscal years ended March 31, 1995 and 1994, respectively. This improvement was primarily attributable to improved production efficiency and economies gained by sales of higher priced items.

Total SG&A expenses increased 113% for the period ended March 31, 1996, as compared to the fiscal year ended March 31, 1995. This includes the effect of an accounting change and management's decision to begin amortization of the capitalized software costs. Without the impact of such amortization, total SG&A expenses rose 133% when compared to the previous year's level, and 86% when compared to the fiscal year ended march 31, 1994. Payroll expense and advertising expense rose 56% and 191%, respectively in the period ended March 31, 1996 compared to the year ended March 31, 1995. The addition of nine full time employees accounted for the majority of the payroll increase. The Company executed numerous marketing and direct mail campaigns in 1995-1996, resulting in the increase in advertising expenses over fiscal years ended March 31, 1995 and 1994. Management believes that the $85,000 increase in advertising in the fiscal year just ended had a direct effect on the increase in sales during the same period.

Administrative expenses increased 140% in the fiscal year ended March 31, 1996 compared to March 31, 1995, and 62% compared to the fiscal year ended March 31, 1994. This increase is due primarily to the Company's expanded service and support functions, as additional capacity was added in the areas of production and customer service.

FINANCIAL CONDITION AND LIQUIDITY

Current assets and current liabilities in the fiscal year ended March 31, 1996 were comparable to 1995 as a percentage of sales. The growth in accounts receivable accounted for the majority of the current asset change. The growth in current liabilities was attributable to short-term borrowings on a line of credit secured by the aforementioned receivables.

The Company did not incur any major capital expenditures for the fiscal year ended March 31, 1996, as the growth in property and equipment was in line with expanded sales and support needs.

The Company changed its method of accounting for software development costs and its amortization policy. Additional development costs of $57,000 for the year ended March 31, 1994, have been retroacatively capitalized.

Initial financial statements for the year ended March 31, 1994, and the year ended March 31, 1995, did not include amortization, but have been retroacatively revised to include $37,000 for the year ended March 31, 1994, and $80,700 for the year ended March 31, 1995.

During 1995 the Company implemented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Effective March, 31, 1994, the significant component of the Company's deferred tax asset was a net operating loss carryforward of $570,027 expiring in the year 2009, representing temporary differences in reporting income. Retained earnings at March 31, 1994, have been increased by $126,704, representing the combined federal and state effective tax rates for the tax loss carryforward.

The Company's working capital needs are met primarily by its bank revolving credit facility which is collateralized by accounts receivable and inventory. As of March 31, 1995, the Company also relied on a short-term bank loan, secured by the Company's assets and personal guarantees of the Company's Chairman, which loan matured on March 31, 1996.

As of March 31, 1996, the Company was in the process of raising additional capital through the private placement of convertible preferred stock. The total offering was for $1,200,000 of preferred stock, with a 12 % cumulative dividend payable through January 2, 1998, at which time each share of preferred stock automatically converts into 0.8 shares of common stock. The initial proceeds of this offering were used to extinguish the short-term bank loan, as well as amounts drawn under the Company's line of credit. Subsequent to March 31, 1996, the Company has raised in excess of $1,000,000 and expects the offering to be completed by mid-1996. Additional proceeds from the offering will be used for additional business development and sales expansion, as well as additional product development. Management believes that the combination of profits, revolving debt and this new equity infusion will provide the necessary liquidity and capital resources to the Company for at least the next two years.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data are included at page 11.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In January, 1996, the Company engaged Cross and Robinson, certified public accountants, as the Company's accountants for purposes of auditing the Company's financial statements for the fiscal year ended March 31, 1996.

Prior to the engagement of Cross and Robinson, Brown, Kinion and Company had served, and continues to serve as the Company's tax accountants. However, since 1990 the Company had not engaged any accounting firm to audit its financial statements, because the Company did not believe it was required to file annual reports on Form 10-KSB subsequent to its filing a Certification and Notice of Termination of Registration Under Section 12(g) of the Securities Exchange Act of 1934 on Form 15 with the Securities and Exchange Commission in March of that year. Because the Company now has such number of shareholders of record that cause it to again be a "reporting company" under Section 12(g), Cross and Robinson was engaged by the Company due to their experience with public companies. The engagement of Cross and Robinson did not result from any disagreement related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure with Brown, Kinion and Company or any other accountant. The engagement of Cross and Robinson was recommended and approved by the board of directors of the Company because of such firm's experience with SEC reporting companies.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1996 Annual Meeting of Stockholders.


ITEM 10.  EXECUTIVE COMPENSATION.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1996 Annual Meeting of Stockholders.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1996 Annual Meeting of Stockholders.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1996 Annual Meeting of Stockholders.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K


       (a)  1.  Financial statements.
                 See Financial Statements beiginning on page 11.

            2.  Exhibits:

                   (3)  (A)  Articles of Incorporation (i)
                        (B)  Bylaws (i)

                   (21)      List of Subsidiaries:  Heartsoft Software, Inc.
                   (27)      Financial Data Schedule
                   ----------------

                (i)  Incorporated herein by reference to the Company's 10-K for the fiscal year ended March 31, 1989.


       (b) The Company did not file any reports on Form 8-K during the period from December 31, 1995 to March 31, 1996.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 HEARTSOFT, INC.


Dated:  July 15, 1996            By:  /s/ Benjamin P. Shell
                                      ---------------------------------------
                                          Benjamin P. Shell, Chairman


  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  July 15, 1996                 /s/ Benjamin P. Shell
                                      ---------------------------------------
                                          Benjamin P. Shell
                                          Chairman of the Board and Director
                                          (principal executive officer)



Dated:  July 15, 1996                 /s/ Jimmy L. Butler, Jr.
                                      ---------------------------------------
                                          Jimmy L. Butler, Jr.
                                          President and Director



Dated:  July 15, 1996                 /s/ Bryan J. Reusser
                                      ---------------------------------------
                                          Bryan J. Reusser
                                          Director of Finance
                                          (principal financial officer
                                          and principal accounting officer)

                                Heartsoft, Inc.
                                ---------------
                                Tulsa, Oklahoma

                             Financial Statements
                             --------------------
                                     As of
                                     -----
                           March 31, 1996 (Audited)
                           ------------------------
                             and 1995 (Unaudited)
                             --------------------

                 [LETTERHEAD OF CROSS & ROBINSON APPEARS HERE]


                          Independent Auditors' Report
                          ----------------------------



To the Board of Directors
Heartsoft, Inc.
Broken Arrow, Oklahoma



     We have audited the accompanying balance sheet of Heartsoft, Inc. as of March 31, 1996, and the related statements of income and changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heartsoft, Inc. as of March 31, 1996, and the results of its operations and its cash flows for the year ended in conformity with generally accepted accounting principles.

     The accompanying March 31, 1995 financial statements of Heartsoft, Inc. were compiled by us in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the 1995 financial statements and, accordingly, do not express an opinion or any other form of assurance on them.



                                        CROSS AND ROBINSON

                                        /s/ Cross and Robinson

                                        Certified Public Accountants



June 12, 1996

                                Heartsoft, Inc.
                                ---------------
                                Tulsa, Oklahoma

                                Balance Sheets
                                --------------
              As of March 31, 1996 (Audited) and 1995 (Unaudited)
              ---------------------------------------------------



                                  A S S E T S
                                  - - - - - -

                                                             1996      1995
                                                           --------  --------

Current Assets-Note 2
- ---------------------
  Cash                                                   $   19,922  $   33,412
  Accounts receivable-trade, net of allowance
   for doubtful accounts of 6,900 and 5,900, respectively   165,013      53,264
  Inventory-at cost                                          11,216       1,858
  Prepaid expenses and deposits                              50,495      69,059
  Receivables-related parties-Note 7                         51,013       6,400
                                                         ----------  ----------

     Total Current Assets                                   297,659     163,993
                                                         ----------  ----------

Property and Equipment
- ----------------------
  Equipment                                                 173,820     125,825
  Less accumulated depreciation                             (73,342)    (50,308)
                                                         ----------  ----------
   Property and Equipment- Net                              100,478      75,517
                                                         ----------  ----------


Other Assets
- ------------

 Developed software-net-Note 5                              536,140     494,449
 Deferred income tax benefit-Note 5                         145,901     118,506
                                                         ----------  ----------


   Total Other Assets                                       682,041     612,955
                                                         ----------  ----------

   Total Assets                                          $1,080,178  $  852,465
   ------------                                          ==========  ==========


See accompanying independent auditors' report and notes to financial statements

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ----------- --- ------------  ------


                                                                      1996         1995
                                                                   ----------   ----------
Current Liabilities
- -------------------

 Accounts payable-trade                                            $  122,851   $  111,538
 Notes payable-current portion                                        261,801      179,000
 Capital lease obligations-current portion-Note 4                      22,662        8,079
 Payroll taxes and other taxes payable                                 53,901         --
                                                                   ----------   ----------

  Total Current Liabilities                                           461,215      298,617
                                                                   ----------   ----------

Long-Term Liabilities
- ---------------------
 Capital lease obligations-non current portion Note 4                  38,404       20,276
                                                                   ----------   ----------

  Total Liabilities                                                   499,619      318,893
                                                                   ----------   ----------

Shareholders' Equity -Notes 5 and 6
- -----------------------------------
  Preferred stock $0.01 par value, 1,200,000 shares authorized,
    155,000 shares issued and outstanding                               1,550         --
  Common stock $0.0005 par value, 30,000,000 shares
   authorized, 5,025,570 shares issued and outstanding                  2,513        2,105
  Additional paid-in capital                                        1,460,963    1,318,927
  Retained earnings (deficit)-Note 5                                 (884,467)    (787,460)
                                                                   ----------   ----------
     Total Stockholders' Equity                                       580,559      533,572
                                                                   ----------   ----------
     Total Liabilities and Stockholders' Equity                    $1,080,178   $  852,465
     ------------------------------------------                    ==========   ==========


                                Heartsoft, Inc.
                                ---------------
                                Tulsa, Oklahoma

                             Statements of Income
                             --------------------
                              For the Years Ended
                              -------------------
                 March 31, 1996 (Audited) and 1995 (Unaudited)
                 ---------------------------------------------

                                             1996         1995
                                          ----------    ----------

Revenue
- -------
  Sales                                   $1,158,817    $  508,850
  Less returns and discounts                (356,693)      (22,955)
                                          ----------    ----------

     Net Sales                               802,124       485,895

Cost of Goods Sold                            60,271        42,071
- ------------------                        ----------    ----------

     Gross Profit                            741,853       443,824
                                          ----------    ----------

Operating Expenses
- ------------------
  Salaries and employee benefits             316,624       143,370
  Advertising                                164,078        44,377
  Office rental                               30,728        28,568
  Interest                                    32,449         4,560
  Legal and professional                      48,133        18,879
  Payroll taxes and other taxes               21,071         2,849
  Telephone                                   29,697        15,607
  Depreciation and amortization-Note 5       121,228        86,833
  Other expenses                             102,247        61,509
                                          ----------    ----------

     Total Operating Expenses                866,255       406,552
                                          ----------    ----------

     Income (Loss) Before Income Taxes      (124,402)       37,272

Income Taxes-Deferred-Note 5                 (27,395)        6,905
- ----------------------------              ----------    ----------

     Net Income (Loss)                    $  (97,007)   $   30,367
     -----------------                    ==========    ==========

Earnings (Loss) Per Common Share
- --------------------------------
  Primary                                 $  (0.0200)   $    0.007
                                          ==========    ==========
  Fully diluted                           $  (0.0183)   $    0.007
                                          ==========    ==========

See accompanying independent auditor's report and notes to financial statements.

                                Heartsoft, Inc.
                                ---------------
                                Tulsa, Oklahoma

                 Statements of Changes in Stockholders' Equity
                 ---------------------------------------------
                              For the Years Ended
                              -------------------
                 March 31, 1996 (Audited) and 1995 (Unaudited)
                 ---------------------------------------------

                                                Additional     Retained
                           Preferred  Common      Paid-In      Earnings
                             Stock    Stock       Capital       Deficit      Total
                           ---------  ------    ----------     --------   ----------
Balance at
- -----------
 March 31, 1994             $   --    $2,037    $1,312,207    $(817,827)  $  496,417
 --------------
   Net Income for Year
    Ended March 31, 1995        --        --            --       30,367       30,367

   Issue 135,766 shares
    of stock                    --        68         6,720           --        6,788
                            ------    ------    ----------     --------   ----------

Balance at
- ----------
 March 31, 1995                 --     2,105     1,318,927     (787,460)     533,572
 --------------

   Net Income (loss)
    for Year ended
    March 31, 1996              --        --            --      (97,007)     (97,007)

   Issue 155,000 shares
    of preferred stock       1,550        --       118,027           --      119,577

   Issue 815,830 shares
    of common stock             --       408        24,009           --       24,417
                            ------    ------    ----------    ---------   ----------

   Balance at
   ----------
    March 31, 1996          $1,550    $2,513    $1,460,963    $(884,467)  $  580,559
    --------------          ======    ======    ==========    =========   ==========

See accompanying independent auditors' report and notes to finanical statements.

                                Heartsoft, Inc.
                                ---------------
                                Tulsa, Oklahoma

                            Statements of Cash Flows
                            ------------------------
                              For the Years Ended
                              -------------------
                 March 31, 1996 (Audited) and 1995 (Unaudited)
                 ---------------------------------------------

                                                             1996        1995
                                                          ---------   ---------
Cash Flows from Operating Activities
- ------------------------------------
  Net income (loss) for year                              $ (97,007)  $  30,367
  Cash provided by operating activities:
    Depreciation and amortization not requiring cash        120,234      97,808
    Deferred income tax not requiring cash                  (27,395)      6,900
    (Increase) Decrease current operating activities:
       Accounts receivable-trade-net                       (111,749)    (12,567)
       Inventory                                             (9,358)     12,572
       Prepaid expense and other                            (26,049)    (63,445)
       Accounts and taxes payable                            76,006    (144,813)
                                                          ---------   ---------

         Cash Provided (Used) by Operating Activities       (75,318)    (73,178)
                                                          ---------   ---------

Cash Flows from Investing Activities
- ------------------------------------
  Software development                                     (135,141)    (55,366)
  Equipment purchased                                        (3,161)    (12,119)
                                                          ---------   ---------

         Cash Provided (Used) by Investing Activities      (138,302)    (67,485)
                                                          ---------   ---------

Cash Flows from Financing Activities
- ------------------------------------
  Proceeds of notes payable                                 171,382     179,000
  Principal payments                                       (100,704)     (6,291)
  Proceeds from issuing preferred and common stock          129,452          --
                                                          ---------   ---------

         Cash Provided by Financing Activities              200,130     172,709
                                                          ---------   ---------

         Net Increase (Decrease) in Cash                    (13,490)     32,046
         -------------------------------

Cash at Beginning of Period                                  33,412       1,366
- ---------------------------                               ---------   ---------

         Cash at End of Period                            $  19,922   $  33,412
         ---------------------                            =========   =========

Supplemental Disclosures
- ------------------------
  Cash paid during the year for interest                  $  32,449   $   4,560
  Additional noncash investing and financing activity:
  Stock issued for payment of operating expenses
    and for software development                             14,542       6,788
  Equipment purchased through capital leases                 44,834      34,646

See accompanying independent auditor's report and notes to financial statements.

                                Heartsoft, Inc.
                                ---------------
                                Tulsa, Oklahoma

                         Notes to Financial Statements
                         -----------------------------
                 March 31, 1996 (Audited) and 1995 (Unaudited)
                 ---------------------------------------------


Note 1 -  Summary of Significant Accounting Policies
          ------------------------------------------

               This summary of significant accounting policies of Heartsoft, Inc. (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements, except as described in Note 5.

          Nature of Operations
          --------------------

               The Company is a publicly held Delaware Corporation, incorporated in January, 1988. Until March 31, 1994, the Company was in its development stage. It devoted substantially all of its efforts to financial planning, raising capital, and developing products and markets. The Company designs, produces, and distributes integrated multimedia educational software and learning products to educational institutions nationwide.

          Revenue Recognition
          -------------------

               Sales are recorded by the Company upon shipment of the products. Sales are made with the right of return for forty-five days. The Company provides for estimated returns when the products are shipped.

          Inventories
          -----------
               Inventories consist primarily of raw materials and are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

          Depreciation
          ------------

               The Company's property and equipment is carried at cost and depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method over a seven-year period for both financial reporting and federal income tax purposes.

          Developed Software
          ------------------

               Capitalization of software development costs begins when the project reaches technological feasibility and includes costs incurred until the project is ready for release. Software development costs are amortized on the straight-line method over a maximum of seven years or the expected life of the product, whichever is less.

                                Heartsoft, Inc.
                                ---------------
                                Tulsa, Oklahoma

                         Notes to Financial Statements
                         -----------------------------
                 March 31, 1996 (Audited) and 1995 (Unaudited)
                 ---------------------------------------------


Note 1 -  Summary of Significant Accounting Policies  (Continued)
          ------------------------------------------

          Income Taxes
          ------------

               Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related to income tax reporting. The deferred tax asset represents the future tax consequences of utilizing a net operating loss carryforward that is available to offset future federal income taxes. (See Note 5).

          Earnings Per Share
          ------------------

               Earnings per share is based on the weighted average common shares outstanding during the period. On a fully diluted basis, the shares outstanding are adjusted to assume the exercise of stock options. Primary weighted average shares outstanding for the year ended March 31, 1996, were 4,800,405; for 1995 was 4,161,539. The fully diluted weighted average shares were 5,297,405 for 1996 and 4,161,539 for 1995.

          Use of Estimates
          ----------------

               The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


Note 2 -  Notes Payable
          -------------

          Balances as of March 31,                     1996          1995
                                                    ----------    ----------
          A $100,000 line of credit bears interest
          at a floating rate, presently at 9.75%.
          The Company has provided its receivables
          and inventory as security.  The note is
          renewable on an annual basis with a
          renewal date of September 30.                $99,742      $     --

          A $150,000 line of credit bears interest
          at a floating rate, presently at 8.75%.
          The Chairman of the Company provided his
          personal assets for security.  The note
          was retired in April, 1996.                  148,563       150,000


                                Heartsoft, Inc.
                                ---------------
                                Tulsa, Oklahoma

                         Notes to Financial Statements
                         -----------------------------
                 March 31, 1996 (Audited) and 1995 (Unaudited)
                 ---------------------------------------------


Note 2 -  Notes Payable  (Continued)
          -------------

          Balances as of March 31,                   1996       1995
                                                   ---------  ---------
          A loan bears interest at 10.9%.  The
          Chairman of the Company provided
          personal assets for security.
          Subsequent to March 31, 1996 the note
          was renewed as part of a line of
          credit secured by company assets.           13,496     29,000
                                                    --------   --------

               Total                                $261,801   $179,000
               -----                                ========   ========


Note 3 -  Concentration of Credit Risk
          ----------------------------

               The Company's customer base is comprised primarily of hundreds of public and private schools, and numerous resellers to the same marketplace. This results in a concentration of customers in the education industry.

Note 4 -  Leases
          ------

          Capital Lease Obligations
          -------------------------

               The Company leases certain equipment under agreements which are classified as capital leases. Future minimum payments, by year, under noncancellable capital leases are as follows:

                    March 31, 1997                     $34,768
                    March 31, 1998                      27,738
                    March 31, 1999                      17,695
                    March 31, 2000                       1,380
                                                       -------


                         Total lease payments           81,581
                    Less interest included              20,515
                                                       -------

                    Present value of payments           61,066

                    Less current maturities             22,662
                                                       -------
                         Capital lease obligations     $38,404
                                                       =======


                                Heartsoft, Inc.
                                ---------------
                                Tulsa, Oklahoma

                         Notes to Financial Statements
                         -----------------------------
                 March 31, 1996 (Audited) and 1995 (Unaudited)
                 ---------------------------------------------


Note 4 -  Leases  (Continued)
- --------  ------


          Operating Lease
          ---------------

               The Company leases office space for a period of five years, beginning August 1, 1995 for $3,561 per month plus adjustments over the life of the lease.

               Future minimum payments, by year, under the terms of the lease are as follows:

                    March 31, 1997     $42,820
                    March 31, 1998      42,960
                    March 31, 1999      43,096
                    March 31, 2000      14,380


Note 5 -  Change in Method of Accounting and Restatement of Prior Years'
          ---------------------------------------------------------------
          Financial Statements
          --------------------

          Development Cost and Amortization
          ---------------------------------

               The Company changed its method of accounting for software development costs and its amortization policy. Previously expensed development costs of $57,000 for the year ended March 31, 1994, have been retroactively capitalized.

               Initial financial statements for the year ended March 31, 1994, and the year ended March 31, 1995, did not include amortization expense, but have been retroactively revised to include $37,000 for the year ended March 31, 1994, and $80,700 for the year ended March 31, 1995.

          Income Taxes
          ------ -----

               During 1995 the Company implemented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Effective March 31, 1994, the significant component of the Company's deferred tax asset was a net operating loss carryforward expiring in the year 2011 of $570,027, representing a temporary difference in reporting incomes. Retained earnings at March 31, 1994, have been increased by $126,704, representing the combined federal and state effective tax rates for the tax loss carryforward.

                                Heartsoft, Inc.
                                ---------------
                                Tulsa, Oklahoma

                         Notes to Financial Statements
                         -----------------------------
                 March 31, 1996 (Audited) and 1995 (Unaudited)
                 ---------------------------------------------



Note 5 -  Change in Method of Accounting and Restatement of Prior Years'
          --------------------------------------------------------------
          Financial Statements  (Continued)
          --------------------


               At March 31, 1996 and 1995, respectively the deferred tax asset was comprised of the following:

                                                     1996      1995
                                                   --------  ---------

               Net operating loss carryforwards    $144,401   $117,206
               Provision for doubtful accounts        1,500      1,300
                                                   --------   --------
                  Total                            $145,901   $118,506
                  -----                            ========   ========


               Income tax expense reflects federal and state income taxes on current earnings. No actual current income taxes were paid due to the application of the tax loss carryforward. Therefore, tax expense for both years is deferred to a future date.

               The provision for taxes on income differs from the amount computed by applying the U.S. Federal statutory rate as a result of the following:

                                                  1996    1995
                                                 ------  ------


          Provision for income taxes computed
            at the statutory rate                 35.0%   35.0%

          State taxes                              7.0     7.0
          Benefit of federal graduated rates     (20.0)  (20.0)
          Other                                     --     3.5
                                                 -----   -----
                                                  22.0%   18.5%
                                                 =====   =====

Note 6 -  Stock Offerings
          ---------------

               The Company was authorized to issue by June 30, 1996 up to 1,200,000 shares of non-voting preferred stock at $1.00 per share. As of March 31, 1996, 155,000 shares of preferred stock have been issued. The preferred stock is convertible at January 2, 1998, at a rate of
          0.8 shares of common stock per share of preferred stock. Dividends accrue at the rate of 12% per share, per year and are payable quarterly. Preferred shares have a liquidation preference of $1.00 per share, and a par value of $0.01.

                                Heartsoft, Inc.
                                Tulsa, Oklahoma

                         Notes to Financial Statements
                         -----------------------------
                 March 31, 1996 (Audited) and 1995 (Unaudited)
                 ---------------------------------------------



Note 7 -  Related Party Transactions
          --------------------------

               The Company's Board of Directors have approved an incentive stock option of 497,000 shares, at par value to the Chief Executive Officer. The option is exercisable at the rate of 100,000 shares per year, and contains substantial restrictions to its resale.

               Receivable-related parties, represent advances made to establish a Dallas, Texas marketing affiliate owned by the Chief Executive Officer of the Corporation and other advances to officers and employees.