Form 10QSB
period 1996-06-30
HEARTSOFT INC
filed 1996-09-09
CIK 836562

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                  FORM 1O-QSB


                       QUARTERLY REPORT UNDER SECTION 13

                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      FOR QUARTER ENDING JUNE 30, 1996  COMMISSION FILE NUMBER 33-23138-D


                                HEARTSOFT, INC.
                                --------------
             (Exact name of registrant as specified in its charter)


                   Delaware                         87-0456766
            ------------------------     ---------------------------------
            (State of Incorporation)     (IRS Employer Identification No.)


    31Ol Hemlock Circle, Broken Arrow, Oklahoma       74012
    --------------------------------------------    ----------
     (Address of principal executive offices)       (Zip Code)



       Registrant's telephone number, including area code:  918/251-1066



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. YES  X     NO
                                             ----     ----


As of June 30, 1996, there were 5,089,608 shares of Heartsoft, Inc. Common Stock, $0.0005 par value outstanding.

================================================================================

HEARTSOFT, INC. - QUARTERLY REPORT ENDING JUNE 30, 1996.
================================================================================



                       HEARTSOFT, INC. - QUARTERLY REPORT
                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                 PAGE
  Item 1:  Balance Sheet as of June 30, 1996                        3

           Statement of Income as of June 30, 1996                  4

           Statement of Cash Flow - Three Months Ending
           June 30, 1996                                            5

           Notes to Financial Statements                            6

           Management's Discussion, Analysis of
           Financial Condition, and Results of Operations           7


PART 11.   OTHER INFORMATION

  Item 1:  Legal Proceedings                                        9


HEARTSOFT, INC. - QUARTERLY REPORT ENDING JUNE 30, 1996.
================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 BALANCE SHEET

                                                    June 30, 1996    March 3l, 1996
                                                    -------------    --------------
    ASSETS
       Cash                                          $    552,533     $     19,922
       Accounts Receivable-trade                          222,613          165,013
       Inventory                                           12,874           11,216
       Prepaid Expenses and Deposits                      118,205           50,495
       Receivables- related parties                        57,490           51,013
                                                     ------------     ------------
          Total Current Assets                       $    963,715          297,659

       Fixed Assets-Net                                   111,718          100,478
       Developed Software (See Note 2)                    569,052          536,140
       Deferred income tax benefit                        138,926          145,901
                                                     ------------     ------------
        Total Other Assets                           $    819,696          782,519
                                                     ------------     ------------
       Total Assets                                  $  1,783,411     $  1,080,178
                                                     ============     ============

    LIABILITIES
       Accounts Payable - Trade                      $     84,726          122,851
       Notes Payable-current portion                      106,270          261,801
       Capital lease obligations-current portion           34,768           22,662
       Taxes Payable                                       66,928           53,901
                                                     ------------     ------------
        Total Current Liabilities                    $    292,692          461,215

       Long Term Liabilities                               37,068           38,404
                                                     ------------     ------------
       Total Liabilities                             $    329,760     $    499,619

    STOCKHOLDERS EQUITY
       Retained Earnings                                 (941,633)        (884,467)
       Common Stock                                         2,512            2,513
       Preferred Stock                                      6,550            1,550
       Paid-In Capital                                  2,346,699        1,460,963
       Net Profit/(Loss)                                   39,523
                                                     ------------     ------------
          Total Stockholders Equity                  $  1,453,651     $    580,559
                                                     ------------     ------------
       Total Liabilities And
       Stockholders Equity                           $  1,783,411     $  1,080,178
                                                     ============     ============

HEARTSOFT, INC. - QUARTERLY REPORT ENDING JUNE 30, 1996.
================================================================================


PART I. FINANCIAL INFORMATION

                          STATEMENT OF INCOME

                                                     Three months ended
                                                            June 30,

                                                        1996       1995
                                                        ----       ----
REVENUE

Gross Sales                                           $459,196   $277,313
                                                      --------   --------
Sales Returns                                           (1,380)   (12,284)
Sales Discounts                                           (270)      (737)
                                                      --------   --------
Net Sales                                              457,546    264,292

Total Cost of Good                                     185,372     25,186
                                                      --------   --------
GROSS MARGIN                                           272,174    239,107

EXPENSES
Payroll Expense                                         83,069     54,497
Administrative Expense                                 142,607     87,297
                                                      --------   --------
Operating Expense                                      225,676    141,794
                                                      --------   --------
Net Operating Income                                  $ 46,468     96,672
                                                      --------   --------
Less: Income Taxes (See Note 3)                          6,975          0

Net Income After Taxes                                $ 39,523   $ 96,672
                                                      ========   ========

EARNINGS (LOSS) PER SHARE*                               0.008      0.023




*Primary weighted average common shares outstanding during the period.
 1995 = 4,259,740 and 1996 = 5,089,608

HEARTSOFT, INC. - QUARTERLY REPORT ENDING JUNE 30, 1996.
================================================================================


PART I. FINANCIAL INFORMATION

                            STATEMENT OF CASH FLOWS


                                            3 Months ended June 30, 1995, 1996
                                            ----------------------------------
                                                           1996         1995
                                                           ----         ----
     Cash Flow from operating activities
       Net Income (Loss)                                 $  39,523    $ 96,672
       Change in Current Assets
        Net Receivables                                   (121,245)    (97,602)
        Inventory                                          (1 ,659)     (7,750)
        Prepaid Expenses                                   (67,710)     37,283
       Change in Current Liabilities
        Accounts Payable                                   (20,408)     18,096
        Loan Payable                                        (6,968)      6,000
        Other Current Liabilities                           13,026       3,515
                                                         ---------    --------
          Total Cash Flow from operating activities       (165,441)     56,215

     Cash Flow from investing activities
       Developed Software                                  (59,187)    (15,543)
       Property, Plant & Equipment                         (14,238)    (18,726)
       Depreciation on Disposed Prop, Plant & Equip.        30,000         511
       Intangible Assets                                     6,250        (632)

          Total Cash Flow from investing activities        (37,175)    (34,390)
                                                         ---------    --------
     Cash Flow from financing activities
       Long-Term Debt                                     (155,509)    (35,941)
       Paid-In Capital                                     890,735       5,950
       Retained Earnings                                               (10,742)
                                                         ---------    --------
          Total Cash Flow from financing activities        735,226     (40,734)
                                                         ---------    --------
     Net Increase (Decrease) in Cash                     $ 532,610    $(18,909)
                                                         =========    ========
     Beginning Cash Balance                              $  19,923    $ 32,813
     Net Increase (Decrease) in Cash                     $ 532,610    $(18,909)
                                                         ---------    --------
     Ending Cash Balance                                 $ 552,533    $ 13,904
                                                         =========    ========

HEARTSOFT, INC. - QUARTERLY REPORT ENDING JUNE 30, 1996.
================================================================================


                                HEARTSOFT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

Note 1 .  Basis of Presentation.
          ---------------------

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.


Note 2.  Developed Software
         ------------------

Capitalization of software development costs begins when the project reaches technological feasibility and includes the costs incurred until the project is ready for release. Software development costs are amortized on the straight-line method over a maximum of seven years or the expected life of the product, whichever is less. As of March 3l, 1996 this policy represents a change in its accounting treatment for amortization of its development costs.

Note 3.  Deferred Income Tax
         -------------------

The Company reports the deferred tax benefit in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Income tax expense reflects federal and state income taxes on current earnings. No actual current income taxes were paid due to the application of the tax loss carryforward. Therefore, tax expense for both years is deferred to a future date.

HEARTSOFT, INC. - QUARTERLY REPORT ENDING JUNE 30, 1996.
================================================================================
Item 2:


                                HEARTSOFT, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 JUNE 30, 1996

OVERVIEW
Heartsoft, Inc. is a publicly held Delaware Corporation, incorporated January 15, 1988, and traded OTC (Symbol: HTSF). Presently, 30 million shares of stock are authorized, with 5,089,608 shares issued and outstanding. Over the past ninety days, the Company's stock has traded in the $1.69 to $3.37 range.

The mission of Heartsoft, Inc. is to create value for its shareholders through the development, acquisition, and distribution of advanced multimedia technologies for education in schools and homes.

To date, Heartsoft's Core Products Division has designed and published more than 30 educational software titles. These proprietary titles range in price from $34.95 to $995 depending on the configuration. These titles are targeted to both public and private U.S. Schools with children in Pre-Kindergarten through the 8th grades. The Company has licensed other products which are targeted at children in grades 4 through 12.

During the last year, Heartsoft has opened an Advanced Technology Division office in Dallas, Texas to distribute leading-edge technology products to schools. Based on the performance of this office, the Company may use it as a prototype for offices to be opened in other major markets across the country in the next few years.

Since the company's initial formation in 1989, the share holders and managements of Heartsoft, Inc. have contributed over $1.3 million in capital and assets to the Company. The continued financial strategy of Heartsoft emphasizes reinvestment of income for continued growth during the next few years of operations.

RESULTS OF OPERATIONS
NET REVENUES
Net Sales of the Company's educational computer software for the 3 months ending June 30, 1996, were $457,546 compared to $264,292 for the same period one year ago, an increase of 73%. The increase in revenues can be attributed to the Company's expanded presence and the opening of the Dallas Heartsoft Advanced Technologies Division.

COST OF GOODS SOLD
The Company includes in cost of goods sold all costs associated with the acquisition of components, assembly of finished products and shipping. Included in that total is the Advanced Technology Division's cost of licensed products, which varies by vendor and product line. Total gross margin increased to $272,174, a 12% improvement. The gross margin of 59.4% for the three months ended 6/30/96 was a decline from 90.5% in the year earlier period. The decrease was attributable to the inclusion of the different cost structure associated with the Advanced Technology Division product line, as the Tulsa Core Product's Division continued to operate at roughly the same efficiency level as prior periods.

HEARTSOFT, INC. - QUARTERLY REPORT ENDING JUNE 30, 1996.
================================================================================



OPERATING EXPENSES
General operating expenses increased across the board from $141,794 for the three months ended June 30, 1995 to $225,676 for period ending June 30, 1996. As a percentage of net sales, operating expenses decreased from 53.4% one year ago to 49.3% for the quarter ending June 30, 1996. The current quarter figures include $30,000 in software amortization and depreciation expenses, which were not included in year earlier periods. (See Note 2). Without the amortization expense, the operating expenses as a percentage of sales would have declined to 42.8% as of 6/30/96.

NET INCOME
Net income decreased to $39,523 for the 3 months ending June 30, 1996 from $96,672 for the same period one year ago. The net income fell due to the higher operating expenses, as the Company continued to add additional sales and development capacity.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 1996 the Company's principle sources of liquidity included cash and accounts receivable of $775,000 as well as a revolving line of credit with a current limit of $250,000. Management believes that its existing sources of liquidity and anticipated funds from operations will satisfy the working capital and capital expenditures requirements for the foreseeable future.

Item 1:  LEGAL PROCEEDINGS

Both the Company and Benjamin Shell, the Company's Chairman of the Board, are named as defendants in a lawsuit filed on May 17,1996, in Superior Court of Murray County, Georgia, by Raymond Long, a former stockholder of the Company. The suit sets forth various claims against Mr. Shell and the Company, essentially alleging fraud in connection with Mr. Long's investment in the Company in 1991 and 1992. Although it is difficult to ascertain from the complaint the specific facts giving rise to the allegations or the aggregate amount of damages sought, the suit alleges actual damages in excess of $2,000,000, punitive damages, as well as treble damages under various theories of recovery. While the lawsuit has only recently been filed, both the Company and Mr. Shell have retained Georgia counsel, and have filed both an answer to the allegations in the complaint, asserting numerous defenses, as well as a Motion to Dismiss the case, for lack of jurisdiction. The hearing on the Motion to Dismiss was held on August 21, 1996, and at that time the Court took the Motion under advisement, until November 1, 1996. Both Mr. Shell and the Company believe they have meritorious defenses to the suit, and both plan to vigorously defend the allegations contained herein.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HEARTSOFT, INC.
                                 (Registrant)


     September 5, 1996              /s/ BENJAMIN P. SHELL
- ---------------------------         ------------------------------------
            Date                    Benjamin P. Shell, Chairman


     September 5, 1996              /s/ BRYAN REUSSER
- ---------------------------         ------------------------------------
            Date                    Bryan Reusser, Director of Finance