Form 10KSB/A
period 1996-03-31
HEARTSOFT INC
filed 1996-10-15
CIK 836562

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                AMENDMENT NO. 1
                                      TO
                                  FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 1996

                      Commission file number:  33-23138-D

                                HEARTSOFT, INC.
                (Name of small business issuer in its charter)

                  Delaware                                       87-0456766
                  --------                                       ----------
         (State or other jurisdiction                          (IRS Employer
        of incorporation or organization)                    Identification No.)

3101 Hemlock Circle, Broken Arrow, Oklahoma                        74012
-------------------------------------------                        -----
  (Address of principal executive offices)                       (Zip Code)

        Issuer's telephone number, including area code:  (918) 251-1066

          Securities registered pursuant to Section 12(g) of the Act:

         Title of each class           Name of each exchange on which registered
     Common Stock, par value $.0005                  OTC pink sheets
     ------------------------------                  ---------------



     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes       No  X
              ---      ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenue for its most recent fiscal year was $1,158,817.

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

     Transitional Small Business Disclosure Format:

     Yes       No  X
         ---      ---

                               TABLE OF CONTENTS

                                                                           PAGE
ITEM NUMBER AND CAPTION                                                   NUMBER

PART I

 1.         Description of Business                                          1

 2.         Description of Property                                          4

 3.         Legal Proceedings                                                4

 4.         Submission of Matters to a Vote of Security Holders              5

PART II

 5.         Market for Common Equity and Related Stockholder Matters         5

 6.         Management's Discussion and Analysis or Plan of Operation        6

 7.         Financial Statements                                             7

 8.         Changes In and Disagreements with Accountants on Accounting      8
            and Financial Disclosure

PART III

 9.         Directors, Executive Officers, Promoters and Control Persons;    8
            Compliance With Section 16(a) of the Exchange Act

 10.        Executive Compensation                                           8

 11.        Security Ownership of Certain Beneficial Owners and Management   8

 12.        Certain Relationships and Related Transactions                   9


 13.        Exhibits and Reports on Form 8-K                                 9

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

Heartsoft, Inc., a Delaware corporation ("Heartsoft", or including its subsidiary described below, the "Company"), was incorporated on June 2, 1988, under the name "Davenport Company". In July of 1988, Davenport made a public offering of its stock in furtherance of the objective of seeking and acquiring
an interest in a prospective business opportunity.   In May of 1989, Davenport
acquired all of the issued and outstanding stock of Heartsoft, Inc., a Delaware corporation formed on January 15, 1988 ("Heartsoft -Delaware") pursuant to an Agreement and Plan of Reorganization. As part of the Agreement and Plan of Reorganization, on June 21, 1989, Davenport caused Heartsoft - Delaware to be merged into it, and Davenport then changed its corporate name to Heartsoft, Inc.

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

Among the Company's best selling proprietary titles are:  Tommy the Time Turtle,
                                                          ---------------------
an animated turtle that teaches children 5-7 to tell time on an analog clock, with lessons ranging from 1 minute to 1 hour increments; Coin Changer, which
                                                         ------------
introduces children from 5-7 to the relative denominations of coins; and the Heartsoft Bestseller Site License, which consists of 12 titles under a license
---------------------------------
allowing the teacher to copy the software for every computer in the school. The Company currently maintains a line of 38 proprietary educational software titles.

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

The Company's products and sales strategy focus on a "niche" market -- that being the education industry, as opposed to sales at retail outlets. Further, even within the education market, the Company's products focus on utilization in the school curriculum itself as opposed to the "supplemental" or "edutainment" market (more suitable for home use). Two of the Company's best selling products, Heartsoft Bestseller Site License (covering 12 software titles) and
---------------------------------
Heartsoft K-8 Library (containing all 38 titles in the current product line)
---------------------
sell from prices ranging from approximately $400 to $1,400, depending on the configuration. Further, each product license allows multiple use of the software throughout the school.

To support and service its customers the Company supplies technical support by
means of an in-house programming services team.                          .

The Company's warranty on its products is lifetime for content, and one year for disc errors.

RESEARCH AND DEVELOPMENT

All research and development activities of the Company are company-sponsored, rather than customer-sponsored. Research and development costs are expensed as incurred. Ongoing work involves additional title development, with a new line of "critical thinking" software due for release by January of 1997. Anticipated detail program design costs of approximately $100,000 over the next two years will be capitalized and amortized over a maximum of 7 years or the life of the product, whichever is less.

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

The Company's operations in Dallas, Texas, are conducted out of space leased by Charles Carlson, who served as the Company's CEO during this period. Pursuant to the Company's arrangement with Mr.

Carlson, during the year ended March 31, 1996, Mr. Carlson maintained an independent sales business in Dallas. This business represented Heartsoft and several other suppliers of software to schools in Texas. His sales of Heartsoft products represented less than 5% of his total business during this period. For this reason, no rent has been charged to the Company for this space.

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


                                    PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded over the counter (symbol: HTSF). The range of sales prices for the Company's Common Stock during the last two years, as reported by the National Association of Securities Dealers, Inc., was as follows:


          Quarter Ended         High Bid  Low Bid
          -------------         --------  -------

          June 30, 1994          $ .8125  $   .50
          September 30, 1994     $ .6875  $   .50
          December 31, 1994      $   .50  $  .375
          March 31, 1995         $ .5625  $  .375

          June 30, 1995          $ .9372  $.34375
          September 30, 1995     $ .9375  $   .50
          December 31, 1995      $ .8125  $   .25
          March 31, 1996         $2.0625  $   .25

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Set forth below is income statement information with respect to the Company for fiscal years ended March 31, 1996, 1995 and 1994:

                                      Years ended March 31,
                             ----------------------------------------
                                1996           1995          1994
                                ----           ----          ----
                                          (In thousands)
Gross Sales                  $1,158,817        $508,850    $ 289,525

Sales Returns & Discounts       356,693          22,955       58,197
                             ----------        --------    ---------
Net Sales                       802,124         485,895      231,328

Total Cost of Goods Sold         60,271          42,071       30,027
                             ----------        --------    ---------

 Gross Margin                   741,853         443,824      201,301
                             ----------        --------    ---------

Payroll Expense                 316,624         143,370      201,726

Amortization/Depreciation       121,228          86,833       43,206

Advertising Expense             164,078          44,377        -  0-

Administrative Expense          264,325         131,972      163,053
                             ----------        --------    ---------

 Operating Expenses             866,255         406,552      407,985
                             ----------        --------    ---------

Income Before Taxes            (124,402)         37,272     (206,684)

Income Taxes Deferred           (27,395)          6,905      (45,500)

 Net Income (Loss)           $  (97,007)       $ 30,367    $(161,184)
                             ==========        ========    =========

RESULTS OF OPERATIONS

Total sales increased by approximately 127% in the fiscal year ended March 31, 1996, as compared to 1995, and were 300% above 1994 levels. Net sales were 65% higher for the fiscal year ended March 31, 1996 compared to March 31, 1995 levels. During the fiscal year ended March 31, 1996, the Company discontinued certain sales and marketing activities deemed to have lower sales growth potential, resulting in the recognition of certain expenses which had accumulated at the fiscal year end. The majority of these expenses were an increase in sales returns, which increased to 31% of gross sales from 5% in the previous year. The Company initiated, and then discontinued, a telemarketing campaign which sold product on a preview basis, resulting in the high return rate. The program was discontinued after the increase in returns was noted, and will not be used in the future. It is anticipated that the cancellation of this program will bring the future return rate back in line with historical norms.

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

Total SG&A expenses increased 113% for the period ended March 31, 1996, as compared to the fiscal year ended March 31, 1995. This includes the effect of management's recognition of a need to make an accounting change to capitalize certain software costs and begin amortization of the capitalized software costs. Management believes that because amortization is fixed and would not vary based on sales, such costs are more clearly presented as part of administrative expenses. Without the impact of such amortization, total SG&A expenses rose 133% when compared to the previous year's level, and 86% when compared to the fiscal year ended march 31, 1994. Payroll expense and advertising expense rose 56% and 191%, respectively in the period ended March 31, 1996 compared to the year ended March 31, 1995. The addition of nine full time employees accounted for the majority of the payroll increase. The Company executed numerous marketing and direct mail campaigns in 1995-1996, resulting in the increase in advertising expenses over fiscal years ended March 31, 1995 and 1994. Management believes that the $85,000 increase in advertising in the fiscal year just ended had a direct effect on the increase in sales during the same period.

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

Initial financial statements for the year ended March 31, 1994, and the year ended March 31, 1995, did not include amortization, but have been retroactively revised to include $37,000 for the year ended March 31, 1994, and $80,700 for the year ended March 31, 1995.

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

As of March 31, 1996, the Company was in the process of raising additional capital through the private placement of convertible preferred stock. The total offering was for $1,200,000 of preferred stock, with a 12% cumulative dividend payable through January 2, 1998, at which time each share of preferred stock automatically converts into 0.8 shares of common stock. The initial proceeds of this offering were used to extinguish the short-term bank loan, as well as amounts drawn under the Company's line of credit. Subsequent to March 31, 1996, the Company has raised in excess of $1,000,000 and expects the offering to be completed by mid-1996. Additional proceeds from the offering will be used for additional business development and sales expansion, as well as additional product development. Management believes that the combination of profits, revolving debt and this new equity infusion will provide the necessary liquidity and capital resources to the Company for at least the next two years.


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

Prior to the engagement of Cross and Robinson, Brown, Kinion and Company had served, and continues to serve as the Company's tax accountants. However, since 1990 the Company had not engaged any accounting firm to audit its financial statements, because the Company did not believe it was required to file annual reports. Because the Company now has such number of shareholders of record that cause it to again be a "reporting company" under Section 12(g), Cross and Robinson was engaged by the Company due to their experience with public companies. The engagement of Cross and Robinson did not result from any disagreement related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure with Brown, Kinion and Company or any other accountant. The engagement of Cross and Robinson was recommended and approved by the board of directors of the Company because of such firm's experience with SEC reporting companies.


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
                    See Financial Statements beginning on page 11.

             2.   Exhibits:

                    (3)  (A)  Articles of Incorporation (i)
                         (B)  Bylaws (i)

                    (21)      List of Subsidiaries: Heartsoft Software, Inc.
                    (27)      Financial Data Schedule

                    -------------

                  (i) Incorporated herein by reference to the Company's 10-K for the fiscal year ended March 31, 1989.


        (b) The Company did not file any reports on Form 8-K during the period from December 31, 1995 to March 31, 1996.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Amendment No. 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                HEARTSOFT, INC.


Dated:  October 11, 1996                        By:  /s/ Benjamin P. Shell
                                                     ---------------------------
                                                     Benjamin P. Shell, Chairman


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated:  October 11, 1996                        By:  /s/ Benjamin P. Shell
                                                     ---------------------------
                                                     Benjamin P. Shell
                                                     Chairman of the Board and
                                                     Director
                                                     (principal executive
                                                     officer)




Dated:  October 11, 1996                        By:  /s/ Jimmy L. Butler, Jr.
                                                     ---------------------------
                                                     Jimmy L. Butler, Jr.
                                                     President and Director




Dated:  October 11, 1996                        By:  /s/ Bryan J. Reusser
                                                     ---------------------------
                                                     Bryan J. Reusser
                                                     Director of Finance
                                                     (principal financial
                                                     officer
                                                     and principal accounting
                                                     officer)

                                HEARTSOFT, INC.
                                ---------------

                                TULSA, OKLAHOMA

                             FINANCIAL STATEMENTS
                             --------------------

                                     AS OF
                                     -- --


                           MARCH 31, 1996 (AUDITED)
                           ------------------------
                        AND MARCH 31, 1995 (UNAUDITED)
                        ------------------------------

                       [LETTERHEAD OF CROSS & ROBINSON]



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

     The accompanying balance sheet of Heartsoft, Inc. as of March 31, 1995, and the related statements of income, stockholders' equity, and cash flows for the year then ended, were not audited by us and, accordingly, we do not express an opinion on them.



                                         CROSS AND ROBINSON



                                         Certified Public Accountants



June 12, 1996

                                Heartsoft, Inc.
                                ---------------
                                Tulsa, Oklahoma

                                Balance Sheets
                                --------------
              As of March 31, 1996 (Audited) and 1995 (Unaudited)
              ---------------------------------------------------


                                  A S S E T S
                                  - - - - - -

                                                                          (Unaudited)
                                                                 1996        1995
                                                              -----------  ---------
Current Assets-Note 2
---------------------
  Cash                                                          $ 19,922   $ 33,412
  Accounts receivable-trade, net of allowance
    for doubtful accounts of 6,900 and 5,900, respectively       165,013     53,264
  Inventory-at cost                                               11,216      1,858
  Prepaid expenses and deposits                                   50,495     69,059
  Receivables-related parties-Note 7                              51,013      6,400
                                                                --------   --------

     Total Current Assets                                        297,659    163,993
                                                                --------   --------

Property and Equipment
----------------------
  Equipment                                                      173,820    125,825
  Less accumulated depreciation                                  (73,342)   (50,308)
                                                                --------   --------
   Property and Equipment - Net                                  100,478     75,517
                                                                --------   --------

Other Assets
------------

  Developed software-net-Note 5                                  536,140    494,449
  Deferred income tax benefit-Note 5                             145,901    118,506
                                                                --------   --------


   Total Other Assets                                            682,041    612,955
                                                                --------   --------

   Total Assets                                               $1,080,178   $852,465
   ------------                                               ==========   ========


See accompanying independent auditors' report and notes to financial statements

     L I A B I L I T I E S   A N D   S T O C K H O L D E R S'  E Q U I T Y
     ---------------------------------------------------------------------

                                                               (Unaudited)
                                                      1996         1995
                                                  ----------   ----------
Current Liabilities
-------------------

 Accounts payable-trade                             $122,851     $111,538
 Notes payable-current portion                       261,801      179,000
 Capital lease obligations-current portion-Note 4     22,662        8,079
 Payroll taxes and other taxes payable                53,901           --
                                                  ----------   ----------

     Total Current Liabilities                       461,215      298,617
                                                  ----------   ----------

Long-Term Liabilities
---------------------
 Capital lease obligations-non current
   portion Note 4                                     38,404       20,276
                                                  ----------   ----------

     Total Liabilities                               499,619      318,893
                                                  ----------   ----------


Shareholders' Equity -Notes 5 and 6
-----------------------------------
 Preferred stock $0.01 par value, 1,200,000
    shares authorized, 155,000 shares issued
    and outstanding                                    1,550           --
 Common stock $0.0005 par value, 30,000,000
    shares authorized, 5,025,570 shares
    issued and outstanding                             2,513        2,105
 Additional paid-in capital                        1,460,963    1,318,927
 Retained earnings (deficit)-Note 5                 (884,467)    (787,460)
                                                  ----------   ----------
     Total Stockholders' Equity                      580,559      533,572
                                                  ----------   ----------

     Total Liabilities and Stockholders' Equity   $1,080,178   $  852,465
     ------------------------------------------   ==========   ==========

                                Heartsoft, Inc.
                                ---------------
                                Tulsa, Oklahoma

                             Statements of Income
                             --------------------
                              For the Years Ended
                              -------------------
                 March 31, 1996 (Audited) and 1995 (Unaudited)
                 ---------------------------------------------

                                                       (Unaudited)
                                             1996         1995
                                          -----------  ----------


Revenue
-------
  Sales                                   $1,158,817    $508,850
  Less returns and discounts                (356,693)    (22,955)
                                          ----------    --------

     Net Sales                               802,124     485,895

Cost of Goods Sold                            60,271      42,071
------------------                        ----------    --------

     Gross Profit                            741,853     443,824
                                          ----------    --------

Operating Expenses
------------------
  Salaries and employee benefits             316,624     143,370
  Advertising                                164,078      44,377
  Office rental                               30,728      28,568
  Interest                                    32,449       4,560
  Legal and professional                      48,133      18,879
  Payroll taxes and other taxes               21,071       2,849
  Telephone                                   29,697      15,607
  Depreciation and amortization-Note 5       121,228      86,833
  Other expenses                             102,247      61,509
                                          ----------    --------

     Total Operating Expenses                866,255     406,552
                                          ----------    --------

     Income (Loss) Before Income Taxes      (124,402)     37,272

Income Taxes-Deferred-Note 5                 (27,395)      6,905
----------------------------              ----------    --------

     Net Income (Loss)                    $  (97,007)   $ 30,367
     -----------------                    ==========    ========

Earnings (Loss) Per Common Share
--------------------------------
  Primary                                     $(0.02)      $0.01
                                          ==========    ========




See accompanying independent auditor's report and notes to financial statements.

                                Heartsoft, Inc.
                                ---------------
                                Tulsa, Oklahoma

                 Statements of Changes in Stockholders' Equity
                 ---------------------------------------------
                              For the Years Ended
                              -------------------
                 March 31, 1996 (Audited) and 1995 (Unaudited)
                 ---------------------------------------------



                                                                            Additional      Retained
                                               Preferred       Common        Paid-In        Earnings
                                                 Stock          Stock        Capital        Deficit       Total
                                             -------------  -------------  ------------    ---------    ---------
Balance at
----------
  March 31, 1994 (Unaudited)
  --------------------------
                                               $    --        $ 2,037        $1,312,207    $(817,827)    $496,417

      Net Income for Year
        Ended March 31, 1995                        --             --                --       30,367       30,367


      Issue 135,766 shares
        of stock                                    --             68             6,720           --        6,788
                                               -------        -------        ----------    ---------     --------



Balance at
----------
  March 31, 1995 (Unaudited)                        --          2,105         1,318,927     (787,460)     533,572
  --------------------------


     Net Income (loss) for Year
           ended March 31, 1996                     --             --                --      (97,007)     (97,007)

      Issue 155,000 shares of
       preferred stock                           1,550             --           118,027           --      119,577

      Issue 815,830 shares
       of common stock                              --            408            24,009           --       24,417
                                               -------        -------        ----------    ---------     --------

Balance at
----------
     March 31, 1996                            $ 1,550        $ 2,513        $1,460,963    $(884,467)    $580,559
     --------------                            -------        -------        ----------    ---------     --------

See accompanying independent auditors' report and notes to finanical statements.

                                Heartsoft, Inc.
                                ---------------
                                Tulsa, Oklahoma

                            Statements of Cash Flows
                            ------------------------
                              For the Years Ended
                              -------------------
                 March 31, 1996 (Audited) and 1995 (Unaudited)
                 ---------------------------------------------

                                                                       (Unaudited)
                                                             1996         1995
                                                          -----------  ----------
Cash Flows from Operating Activities
------------------------------------
  Net income (loss) for year                               $ (97,007)  $  30,367
  Cash provided by operating activities:
    Depreciation and amortization not requiring cash         120,234      97,808
    Deferred income tax not requiring cash                   (27,395)      6,900
    (Increase) Decrease current operating activities:
       Accounts receivable-trade-net                        (111,749)    (12,567)
       Inventory                                              (9,358)     12,572
       Prepaid expense and other                             (26,049)    (63,445)
       Accounts and taxes payable                             76,006    (144,813)
                                                           ---------   ---------

         Cash Provided (Used) by Operating Activities        (75,318)    (73,178)
                                                           ---------   ---------

Cash Flows from Investing Activities
------------------------------------
  Software development                                      (135,141)    (55,366)
  Equipment purchased                                         (3,161)    (12,119)
                                                           ---------   ---------

         Cash Provided (Used) by Investing Activities       (138,302)    (67,485)
                                                           ---------   ---------

Cash Flows from Financing Activities
------------------------------------
  Proceeds of notes payable                                  171,382     179,000
  Principal payments                                        (100,704)     (6,291)
  Proceeds from issuing preferred and common stock           129,452          --
                                                           ---------   ---------

         Cash Provided by Financing Activities               200,130     172,709
                                                           ---------   ---------

         Net Increase (Decrease) in Cash                     (13,490)     32,046
         -------------------------------

Cash at Beginning of Period                                   33,412       1,366
---------------------------                                ---------   ---------

         Cash at End of Period                             $  19,922   $  33,412
         ---------------------                             =========   =========

Supplemental Disclosures
------------------------
  Cash paid during the year for interest                   $  32,449   $   4,560
  Additional noncash investing and financing activity:
  Stock issued for payment of operating expenses
    and for software development                              14,542       6,788
  Equipment purchased through capital leases                  44,834      34,646

See accompanying independent auditor's report and notes to financial statements.

                                Heartsoft, Inc.
                                ---------------
                                Tulsa, Oklahoma

                         Notes to Financial Statements
                         -----------------------------
                            March 31, 1996 and 1995
                            -----------------------
                  (Information With Respect to the Year Ended
                  -------------------------------------------
                          March 31, 1995 is Unaudited)
                          ----------------------------


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

                                Heartsoft, Inc.
                                ---------------
                                Tulsa, Oklahoma

                         Notes to Financial Statements
                         -----------------------------
                            March 31, 1996 and 1995
                            -----------------------
                  (Information With Respect to the Year Ended
                  -------------------------------------------
                         March 31, 1995 is Unaudited)
                         ----------------------------

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


Note 2 -  Notes Payable
          -------------

          Balances as of March 31,                       1996          1995
                                                     ------------  ------------

          A $100,000 line of credit bears interest
          at a floating rate, presently at 9.75%.
          The Company has provided its receivables
          and inventory as security.  The note is
          renewable on an annual basis with a
          renewal date of September 30.                $ 99,742      $     --

          A $150,000 line of credit bears interest
          at a floating rate, presently at 8.75%.
          The Chairman of the Company provided his
          personal assets for security.  The note
          was retired in April, 1996.                   148,563       150,000


                                Heartsoft, Inc.
                                ---------------
                                Tulsa, Oklahoma

                         Notes to Financial Statements
                         -----------------------------
                            March 31, 1996 and 1995
                            -----------------------
                  (Information With Respect to the Year Ended
                  -------------------------------------------
                         March 31, 1995 is Unaudited)
                         ----------------------------

Note 2 -  Notes Payable  (Continued)
          -------------

          Balances as of March 31,                       1996          1995
                                                     ------------  ------------

          A loan bears interest at 10.9%.  The
          Chairman of the Company provided
          personal assets for security.
          Subsequent to March 31, 1996 the note
          was renewed as part of a line of
          credit secured by company assets.              13,496        29,000
                                                       --------      --------

               Total                                   $261,801      $179,000
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
                                                       =======

                                Heartsoft, Inc.
                                ---------------
                                Tulsa, Oklahoma

                         Notes to Financial Statements
                         -----------------------------
                            March 31, 1996 and 1995
                            -----------------------
                  (Information With Respect to the Year Ended
                  -------------------------------------------
                         March 31, 1995 is Unaudited)
                         ----------------------------


Note 4 -  Leases  (Continued)
          ------

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

          Income Taxes
          ------------

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

                                Heartsoft, Inc.
                                ---------------
                                Tulsa, Oklahoma

                         Notes to Financial Statements
                         -----------------------------
                            March 31, 1996 and 1995
                            -----------------------
                  (Information With Respect to the Year Ended
                  -------------------------------------------
                         March 31, 1995 is Unaudited)
                         ----------------------------



Note 5 -  Change in Method of Accounting and Restatement of Prior Years'
          --------------------------------------------------------------
          Financial Statements  (Continued)
          --------------------


               At March 31, 1996 and 1995, respectively the deferred tax asset was comprised of the following:

                                                1996       1995
                                              --------   --------

          Net operating loss carryforwards    $144,401   $117,206
          Provision for doubtful accounts        1,500      1,300
                                              --------   --------
           Total                              $145,901   $118,506
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

                                Heartsoft, Inc.
                                ---------------
                                Tulsa, Oklahoma

                         Notes to Financial Statements
                         -----------------------------
                            March 31, 1996 and 1995
                            -----------------------
                  (Information With Respect to the Year Ended
                  -------------------------------------------
                         March 31, 1995 is Unaudited)
                         ----------------------------



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