Form 10QSB/A
period 1996-06-30
HEARTSOFT INC
filed 1996-10-15
CIK 836562

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                               AMENDMENT NO. 1 TO

                                  FORM 10-QSB

                       QUARTERLY REPORT UNDER SECTION 13

                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDING JUNE 30, 1996 COMMISSION FILE NUMBER 33-23138-D

                                HEARTSOFT, INC.
                                ---------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    87-0456766
       -----------------------                 ---------------------------------
       (State of Incorporation)                (IRS Employer Identification No.)

3101 Hemlock Circle, Broken Arrow, Oklahoma                 74012
-------------------------------------------               ----------
 (Address of principal executive offices)                 (Zip Code)


      Registrant's telephone number, including area code:  918/251-1066

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.    YES X     NO
                                        ---      ---

As of June 30, 1996, there were 5,089,608 shares of Heartsoft, Inc. Common Stock, $0.0005 par value outstanding.

===============================================================================

Heartsoft, Inc. - Quarterly Report Ending June 30, 1996.
===============================================================================

                      HEARTSOFT, INC. - QUARTERLY  REPORT
                               TABLE OF CONTENTS

 PART 1. Financial Information                                Page

 Item 1: Balance Sheet as of June 30, 1996                     3

         Statement of Income Three Months ending
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

Heartsoft, Inc. - Quarterly Report Ending June 30, 1996.
===============================================================================


Part 1. FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS


                                 BALANCE SHEET

                                                 June 30, 1996    March 31,1996
                                                 -------------    -------------
ASSETS
  Cash                                             $  552,533      $   19,922
  Accounts Receivable-trade                           222,613         165,013
  Inventory                                            12,874          11,216
  Prepaid Expenses and Deposits                       118,205          50,495
  Receivables- related parties                         57,490          51,013
                                                   ----------      ----------
     Total Current Assets                          $  963,715         297,659

   Fixed Assets-Net                                   111,718         100,478
   Developed Software (See Note 2)                    569,052         536,140
   Deferred income tax benefit                        138,926         145,901
                                                   ----------      ----------
     Total Other Assets                            $  819,696         782,519
                                                   ----------      ----------
   Total Assets                                    $1,783,411      $1,080,178
                                                   ==========      ==========

 LIABILITIES
   Accounts Payable - Trade                        $   84,726         122,851
   Notes Payable-current portion                      106,270         261,801
   Capital lease obligations-current portion           34,768          22,662
   Taxes Payable                                       66,928          53,901
                                                   ----------      ----------
    Total Current Liabilities                      $  292,692         461,215

  Long Term Liabilities                                37,068          38,404
                                                   ----------      ----------
  Total Liabilities                                $  329,760      $  499,619

STOCKHOLDERS EQUITY
  Retained Earnings                                  (941,633)       (884,467)
  Common Stock                                          2,512           2,513
  Preferred Stock                                       6,550           1,550
  Paid-In Capital                                   2,346,699       1,460,963
  Net Profit / (Loss)                                  39,523
                                                   ----------      ----------
    Total Stockholders Equity                      $1,453,651      $  580,559
                                                   ----------      ----------
  Total Liabilities And
  Stockholders Equity                              $1,783,411      $1,080,178
                                                   ==========      ==========

Heartsoft, Inc. - Quarterly Report Ending June 30, 1996
===============================================================================

Part 1. FINANCIAL INFORMATION


                              STATEMENT OF INCOME

                                                Three months ended
                                                      June 30,

                                                   1996     1995
                                                   ----     ----
REVENUE

Gross Sales                                    $459,196   $277,313
                                               --------   --------
Sales Returns                                    (1,380)   (12,284)
Sales Discounts                                    (270)      (737)
                                               --------   --------
Net Sales                                       457,546    264,292

Total Cost of Goods Sold                        185,372     25,186
                                               --------   --------
GROSS MARGIN                                    272,174    239,107

EXPENSES
Payroll Expense                                  83,069     54,497
Administrative Expense                          142,607     87,297
                                               --------   --------
Operating Expense                               225,676    141,794
                                               --------   --------
Net Operating Income                           $ 46,468     96,672
                                               --------   --------
Less: Income Taxes (See Note 3)                   6,975          0

Net Income After Taxes                         $ 39,523   $ 96,672
                                               --------   --------
Preferred Dividends                            $  2,836   $      0
                                               --------   --------

Net Income Available to Common Shareholders    $ 36,687   $ 96,672
                                               ========   ========

EARNINGS (LOSS) PER SHARE*                         0.01       0.02
                                                   ----       ----

*Primary weighted average common shares outstanding during the period.
 1995=4,259,740 and 1996=5,089,608

Heartsoft, Inc. - Quarterly Report Ending June 30, 1996.
===============================================================================

Part 1. FINANCIAL INFORMATION

                            STATEMENT OF CASH FLOWS

                                                 3 Months ended June 30,

                                                     1996        1995
                                                   ---------   --------
Cash Flow from operating activities
  Net Income (Loss)                                $  39,523   $ 96,672
  Change in Current Assets
    Net Receivables                                 (121,245)   (97,602)
    Inventory                                         (1,659)    (7,750)
    Prepaid Expenses                                 (67,710)    37,283
  Change in Current Liabilities
    Accounts Payable                                 (20,408)    18,096
    Loan Payable                                      (6,968)     6,000
    Other Current Liabilities                         13,026      3,515
                                                   ---------   --------
    Total Cash Flow from operating activities       (165,441)    56,215

Cash Flow from investing activities
  Developed Software                                 (59,187)   (15,543)
  Property, Plant & Equipment                        (14,238)   (18,726)
  Depreciation on Disposed Prop, Plant & Equip.       30,000        511
  Intangible Assets                                    6,250       (632)
                                                   ---------   --------
    Total Cash Flow from investing activities        (37,175)   (34,390)

Cash Flow from financing activities
  Long-Term Debt                                    (155,509)   (35,941)
  Paid-ln Capital                                    890,735      5,950
  Retained Earnings                                             (10,742)
                                                   ---------   --------
    Total Cash Flow from financing activities        735,226    (40,734)
                                                   ---------   --------
Net Increase (Decrease) in Cash                    $ 532,610   $(18,909)
                                                   =========   ========

Beginning Cash Balance                             $  19,923   $ 32,813
Net Increase (Decrease) in Cash                    $ 532,610   $(18,909)
                                                   ---------   --------
Ending Cash Balance                                $ 552,533   $ 13,904
                                                   =========   ========

Heartsoft, Inc. - Quarterly Report Ending June 30, 1996.
===============================================================================

                                HEARTSOFT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (unaudited)

Note 1. Basis of Presentation.
        ----------------------

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.

Note 2. Developed Software
        ------------------

Capitalization of software development costs begins when the project reaches technological feasibility and includes the costs incurred until the project is ready for release. Software development costs are amortized on the straight-line method over a maximum of seven years or the expected life of the product, whichever is less. As of March 31, 1996, this policy represents a change in the Company's accounting treatment for amortization of its development costs.

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

Heartsoft, Inc., - Quarterly Report Ending June 30, 1996.
===============================================================================

Item 2

                                HEARTSOFT. INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 June 30, 1996

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

Since the company's initial formation in 1989, the shareholders and management of Heartsoft, Inc. have contributed over $1.3 million in capital and assets to the Company. The continued financial strategy of Heartsoft emphasizes reinvestment of income for continued growth during the next few years of operations.

RESULTS OF OPERATIONS

Net Revenues

Net Sales of the Company's educational computer software for the 3 months ending June 30, 1996, were $457,546 compared to $264,292 for the same period one year ago, an increase of 73%. The increase in revenues can be attributed to the Company's expanded presence and the opening of the Dallas Heartsoft Advanced Technologies Division. Sales returns declined as a percentage of sales, as the Company moved away from a marketing policy that encouraged preview sales, which traditionally have a higher return rate.

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

Heartsoft, Inc. - Quarterly Report Ending June 30, 1996.
===============================================================================

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

Liquidity and Capital Resources

As of June 30, 1996, the Company's principle sources of liquidity included cash and accounts receivable of $775,000 as well as a revolving line of credit with a current limit of $250,000. Management believes that its existing sources of liquidity and anticipated funds from operations will satisfy the working capital and capital expenditures requirements for the foreseeable future.

Heartsoft, Inc. - Quarterly Report Ending June 30, 1996.
===============================================================================

Part 11. OTHER INFORMATION

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

                              HEARTSOFT, INC.
                              (Registrant)

    October 9, 1996             /s/ Benjamin P. Shell
-------------------------       -------------------------------------------
          Date                        Benjamin P. Shell, Chairman


     October 9 1996             /s/ Bryan J. Reusser
-------------------------       -------------------------------------------
          Date                        Bryan J. Reusser, Director of Finance