Form 10KSB/A
period 1996-03-31
HEARTSOFT INC
filed 1996-11-26
CIK 836562

<PAGE 0>
             U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                         AMENDMENT NO. 2
                               TO
                           FORM 10-KSB

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended March 31, 1996

               Commission file number:  33-23138-D

                         HEARTSOFT, INC.
         ----------------------------------------------
         (Name of small business issuer in its charter)

           Delaware                               87-0456766
           --------                                ----------
 (State or other jurisdiction                   (IRS Employer
of incorporation or organization)            Identification No.)

3101 Hemlock Circle, Broken Arrow, Oklahoma          74012
-------------------------------------------          ------
(Address of principal executive offices)          (Zip Code)

 Issuer's telephone number, including area code:  (918) 251-1066

Securities registered pursuant to Section 12(g) of the Act:

     Title of each class               Name of each exchange
                                        on which registered

Common Stock, par value $.0005            OTC pink sheets
------------------------------           -----------------

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes            No      X
               --------      ---------

     Check if there is no disclosure of delinquent filers in
response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of
registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.      X
                                           ---------

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

     Transitional Small Business Disclosure Format:

     Yes           No     X
        --------      --------

<PAGE 0>
                        TABLE OF CONTENTS

                                                            Page
Item Number and Caption                                    Number

PART I

1.  Description of Business                                  1

2.  Description of Property                                  4

3.  Legal Proceedings                                        5

4.  Submission of Matters to a Vote of Security Holders      5

PART II

5.  Market for Common Equity and Related
       Stockholder Matters                                   5

6.  Management's Discussion and Analysis or Plan of
       Operation                                             6

7.  Financial Statements                                     8

8.  Changes In and Disagreements with Accountants on
      Accounting and Financial Disclosure                    8

PART III

9.  Directors, Executive Officers, Promoters and Control
      Persons; Compliance With Section 16(a) of
      the Exchange Act                                       8

10. Executive Compensation                                   8

11. Security Ownership of Certain Beneficial Owners
       and Management                                        8

12. Certain Relationships and Related Transactions           9

13. Exhibits and Reports on Form 8-K                         9


<PAGE 1>
                             PART I


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

<PAGE 2>
The Company's market focus to date has been in the development of curriculum based packages consisting of the multi-licensing of software titles at a price well below industry average. In addition to traditional sales channels, in April of 1995 the Company began marketing its curriculum based packages by direct mailings to approximately 100,000 educators nationwide. Because of the initial success of this campaign, the Company anticipates that direct sales will assume an increasing marketing role over the next five years.

Among the Company's best selling proprietary titles are: TOMMY THE TIME TURTLE, an animated turtle that teaches children 5-7 to tell time on an analog clock, with lessons ranging from 1 minute to 1 hour increments; COIN CHANGER, which introduces children from 5-7 to the relative denominations of coins; and the HEARTSOFT BESTSELLER SITE LICENSE, which consists of 12 titles under a license allowing the teacher to copy the software for every computer in the school. The Company currently maintains a line of 38 proprietary educational software titles.

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

The Company relies on a seasoned, professional sales staff with many years experience, and extensive contacts, in the educational technology industry. The Dallas office opened in June, 1995, and during the first nine months of its operation was engaged in building market awareness of THE PRODUCTS SECURED
FOR RESALE. AS SUCH, THE COMPANY RECOGNIZED NO REVENUES FROM THESE PRODUCT LINES OUT OF ITS DALLAS OPERATIONS, WITH THE EXCEPTION OF HEARTSOFT-OWNED PRODUCTS, WHICH SALES AMOUNTED TO LESS THAN $5,000. Management expects the Dallas office will assume an increasing percentage of sales throughout the next fiscal years.

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

<PAGE 3>
Ongoing work involves constant upgrades and variations to support new hardware configurations. Current development activities are focused on a "critical thinking" based curriculum product, due out by January of 1997.

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

The Company's products and sales strategy focus on a "niche" market -- that being the education industry, as opposed to sales at retail outlets. Further, even within the education market, the Company's products focus on utilization in the school curriculum itself as opposed to the "supplemental" or
"edutainment" market (more suitable for home use).    Two of the
Company's best selling products, Heartsoft Bestseller Site License (covering 12 software titles) and Heartsoft K-8 Library (containing all 38 titles in the current product line) sell from prices ranging from approximately $400 to $1,400, depending on the configuration. Further, each product license allows multiple use of the software throughout the school.

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

<PAGE 4>
WORKING CAPITAL PRACTICES

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

ENVIRONMENTAL MATTERS

     The Company's operations are of a nature that laws concerning the environment (such as the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, regulations promulgated under these Acts) do not substantially affect the Company's domestic operations. The Company believes that it presently complies with these laws and that future compliance will not materially adversely affect the Company's earnings or competitive position.

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

<PAGE 5>
The Company's operations in Dallas, Texas, are conducted out of space leased by Charles Carlson, who served as the Company's CEO during this period. Pursuant to the Company's arrangement with Mr. Carlson, during the year ended March 31, 1996, Mr. Carlson maintained an independent sales business in Dallas. This business represented Heartsoft and several other suppliers of software to schools in Texas. His sales of Heartsoft products represented less than 5% of his total business during this period. For this reason, no rent has been charged to the Company for this space.

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


                        PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

The Company's Common Stock is traded over the counter (symbol:
HTSF). The range of sales prices for the Company's Common Stock during the last two years, as reported by the National
Association of Securities Dealers, Inc., was as follows:


          Quarter Ended           High Bid      Low Bid

          June 30, 1994             $.8125       $.50
          September 30, 1994        $.6875       $.50
          December 31, 1994         $.50         $.375
          March 31, 1995            $.5625       $.375

          June 30, 1995             $.9372       $.34375
          September 30, 1995        $.9375       $.50
          December 31, 1995         $.8125       $.25
          March 31, 1996           $2.0625       $.25

The above quotes reflect inter-dealer prices without retail mark-up or mark-down or commissions, and may not represent actual transactions.

<PAGE 6>
On June 1, 1996, there were 422 holders of record, and approximately 798 beneficial owners, of the Company's Common
Stock.

Since its inception, no cash dividends have been paid on the Company's Common Stock and the Company does not anticipate paying cash dividends in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION.

Set forth below is income statement information with respect to the Company for fiscal years ended March 31, 1996, 1995 and 1994:
                                       Years ended March 31,
                                      -----------------------

                                   1996          1995         1994
                                 ------        ------       ------
                                          (In thousands)

Gross Sales                  $1,158,817      $508,850     $289,525
Sales Returns & Discounts       356,693        22,955       58,197
                           ------------  ------------   ----------
Net Sales                       802,124       485,895      231,328
Total Cost of Goods Sold        157,471       122,771       67,027
                           ------------  ------------   ----------
     Gross Margin               644,653       363,124      164,301
                           ------------  ------------   ----------
Payroll Expense                 316,624       143,370      201,726
Depreciation                     24,028         6,133        6,206
Advertising Expense             164,078        44,377          -0-
Administrative Expense          264,325       131,972      163,053
                           ------------  ------------   ----------
     Operating Expenses         769,055       325,852      370,985
                           ------------  ------------   ----------
Income Before Taxes            (124,402)       37,272     (206,684)
Income Taxes Deferred           (27,395)        6,905      (45,500)
   Net Income (Loss)         $  (97,007)     $ 30,367  $  (161,184)
                             ==========     =========   ==========


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

<PAGE 7>
Gross profit increased by 78% in the fiscal year ended March
31, 1996, compared to 1995, and 292% compared to the fiscal year ended March 31, 1994. Total cost of goods sold declined as a percentage of sales to 19.67%, compared with 25.2% and 29.0% for the fiscal years ended March 31, 1995 and 1994, respectively. This improvement was primarily attributable to improved production efficiency and economies gained by sales of higher priced items. THIS INCLUDES THE EFFECT OF MANAGEMENT'S RECOGNITION OF A NEED TO MAKE AN ACCOUNTING CHANGE TO CAPITALIZE CERTAIN SOFTWARE COSTS AND BEGIN AMORTIZATION OF THE CAPITALIZED SOFTWARE COSTS.

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

<PAGE 8>
As of March 31, 1996, the Company was in the process of raising additional capital through the private placement of convertible preferred stock. The total offering was for $1,200,000 of preferred stock, with a 12% cumulative dividend payable through January 2, 1998, at which time each share of preferred stock automatically converts into 0.8 shares of common stock. The initial proceeds of this offering were used to extinguish the short-term bank loan, as well as amounts drawn under the Company's line of credit. Subsequent to March 31, 1996, the Company has raised in excess of $1,000,000 and expects the offering to be completed by mid-1996. Additional proceeds from the offering will be used for additional business development and sales expansion, as well as additional product development. Management believes that the combination of profits, revolving debt and this new equity infusion will provide the necessary liquidity and capital resources to the Company for at least the next two years.


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

Prior to the engagement of Cross and Robinson, Brown, Kinion and Company had served, and continues to serve as the Company's tax accountants. However, since 1990 the Company had not engaged any accounting firm to audit its financial statements, because the Company did not believe it was required to file annual reports on Form 10-KSB. Because the Company now has such number of shareholders of record that cause it to again be a "reporting company" under Section 12(g), Cross and Robinson was engaged by the Company due to their experience with public companies. The engagement of Cross and Robinson did not result from any disagreement related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure with Brown, Kinion and Company or any other accountant. The engagement of Cross and Robinson was recommended and approved by the board of directors of the Company because of such firm's experience with SEC reporting companies.


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

<PAGE 9>
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


          (a)  1.   Financial statements.
                       See Financial Statements beginning on page 11.

               2.   Exhibits:

                   (3)  (A) Articles of Incorporation (i)
                        (B) Bylaws (i)

                   (21)     List of Subsidiaries:
                             Heartsoft Software, Inc.
                   (27)     Financial Data Schedule
                    ------------------------------

                   (i)  Incorporated herein by reference to the
                        Company's 10-K for the fiscal year ended
                        March 31, 1989.


          (b)  The Company did not file any reports on
               Form 8-K during the period from December 31, 1995 to March 31, 1996.


<PAGE 10>
                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange
Act, the registrant has caused this Amendment No. 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HEARTSOFT, INC.


Dated:  November 8, 1996    By:/s/ Benjamin P. Shell
                               ---------------------
                                   Benjamin P. Shell,
                                   Chairman


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: November 8, 1996        /s/ Benjamin P. Shell
                               ---------------------
                                   Benjamin P. Shell
                                   Chairman of the Board and Director
                                    (principal executive officer)



Dated: November 8, 1996        /s/ Jimmy L. Butler, Jr.
                               ------------------------
                                   Jimmy L. Butler, Jr.
                                   President and Director



Dated: November 8, 1996        /s/ Bryan J. Reusser
                               ---------------------
                                   Bryan J. Reusser
                                   Director of Finance
                                    (principal financial officer
                                    and principal accounting officer)



<PAGE 11>

                         HEARTSOFT, INC.

                         TULSA, OKLAHOMA

                      FINANCIAL STATEMENTS

                              AS OF


                    MARCH 31, 1996 (AUDITED)
                 AND MARCH 31, 1995 (UNAUDITED)


<PAGE 12>
                  Independent Auditors' Report


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

<PAGE 13>
     The accompanying balance sheet of Heartsoft, Inc. as of March 31, 1995, and the related statements of income, stockholders' equity, and cash flows for the year then ended, were not audited by us and, accordingly, we do not express an opinion on them.


                              CROSS AND ROBINSON

                              /s/ Cross and Robinson
                              -----------------------

                              Certified Public Accountants


June 12, 1996

<PAGE 14>

                                 HEARTSOFT, INC.
                                 Tulsa, Oklahoma

                                 BALANCE SHEETS
               AS OF MARCH 31, 1996 (AUDITED) AND 1995 (UNAUDITED)

                                   A S S E T S
                                  ------------

                                                                               (Unaudited)
                                                                        1996                1995
                                                                     --------            --------
CURRENT ASSETS-NOTE 2
---------------------
Cash                                                              $   19,922          $   33,412
Accounts receivable-trade, net of allowance
 for doubtful accounts of 6,900 and 5,900, respectively              165,013              53,264
Inventory-at cost                                                     11,216               1,858
Prepaid expenses and deposits                                         50,495              69,059
Receivables-related parties-Note 7                                    51,013               6,400
                                                                     -------             -------
  TOTAL CURRENT ASSETS                                               297,659             163,993
                                                                     -------             -------
PROPERTY AND EQUIPMENT
-----------------------
Equipment                                                            173,820             125,825
Less accumulated depreciation                                        (73,342)            (50,308)
                                                                     -------             -------
  PROPERTY AND EQUIPMENT - NET                                       100,478              75,517
                                                                     -------             -------
OTHER ASSETS
-------------
Developed software-net-Note 5                                        536,140             494,449
Deferred income tax benefit-Note 5                                   145,901             118,506
                                                                     -------             -------
  TOTAL OTHER ASSETS                                                 682,041             612,955

  TOTAL ASSETS                                                    $1,080,178           $ 852,465
  ------------                                                    ==========          ==========

See accompanying independent auditors' report and notes to financial statements

<PAGE 15>

     L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y
     -----------------------------------------------------------------------

                                                                                    (Unaudited)



                                                                             1996                1995
                                                                           ------              ------
CURRENT LIABILITIES
-------------------
Accounts payable-trade                                                  $ 122,851           $ 111,538
Notes payable-current portion                                             261,801             179,000
Capital lease obligations-current portion-Note 4                           22,662               8,079
Payroll taxes and other taxes payable                                      53,901                  --
                                                                          -------             -------
  TOTAL CURRENT LIABILITIES                                               461,215             298,617
                                                                          -------             -------
LONG-TERM LIABILITIES
---------------------
Capital lease obligations-non current portion Note 4                       38,404              20,276
                                                                          -------             -------
  TOTAL LIABILITIES                                                       499,619             318,893
                                                                          -------             -------

SHAREHOLDERS' EQUITY -NOTES 5 AND 6
-----------------------------------
Preferred stock $0.01 par value, 1,200,000 shares authorized,
 155,000 shares issued and outstanding                                      1,550                  --
Common stock $0.0005 par value, 30,000,000 shares authorized,
 5,025,570 shares issued and outstanding                                    2,513               2,105
Additional paid-in capital                                              1,460,963           1,318,927
Retained earnings (deficit)-Note 5                                       (884,467)           (787,460)
                                                                        ---------           ---------
  TOTAL STOCKHOLDERS' EQUITY                                              580,559             533,572
                                                                        ---------           ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $1,080,178           $ 852,465
  ------------------------------------------                           ==========          ==========

<PAGE 16>

                                 HEARTSOFT, INC.
                                 Tulsa, Oklahoma

                              STATEMENTS OF INCOME
                               FOR THE YEARS ENDED
                  MARCH 31, 1996 (AUDITED) AND 1995 (UNAUDITED)


                                                                                   (Unaudited)

                                                                             1996                1995
                                                                         --------            --------
REVENUE
--------
Sales                                                                  $1,158,817           $ 508,850
Less returns and discounts                                               (356,693)            (22,955)
                                                                        ---------           ---------
  NET SALES                                                               802,124             485,895

COST OF GOODS SOLD                                                         60,271              42,071
------------------

  GROSS PROFIT                                                            741,853             443,824
                                                                        ---------           ---------
OPERATING EXPENSES
------------------
Salaries and employee benefits                                            316,624             143,370
Advertising                                                               164,078              44,377
Office rental                                                              30,728              28,568
Interest                                                                   32,449               4,560
Legal and professional                                                     48,133              18,879
Payroll taxes and other taxes                                              21,071               2,849
Telephone                                                                  29,697              15,607
Depreciation                                                              121,228              86,833
Other expenses                                                            102,247              61,509
                                                                         --------            --------
  TOTAL OPERATING EXPENSES                                                866,255             406,552
                                                                         --------            --------
  INCOME (LOSS) BEFORE INCOME TAXES                                      (124,402)             37,272

INCOME TAXES-DEFERRED-NOTE 5                                              (27,395)              6,905
---------------------------                                              --------            --------

  NET INCOME (LOSS)                                                     $ (97,007)          $  30,367
  -----------------                                                     =========           =========

EARNINGS (LOSS) PER COMMON SHARE
--------------------------------
 Primary                                                                  $(0.02)               $0.01
                                                                         ========            ========

See accompanying independent auditor's report and notes to financial statements.

<PAGE 17>

                                 HEARTSOFT, INC.
                                 Tulsa, Oklahoma

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE YEARS ENDED
                  MARCH 31, 1996 (AUDITED) AND 1995 (UNAUDITED)



                                                           Additional     Retained
                                  Preferred       Common      Paid-In     Earnings
                                      Stock        Stock      Capital      Deficit        Total
                                 ----------   ----------   ----------   ----------   ----------
BALANCE AT
----------
 MARCH 31, 1994 (UNAUDITED)        $     --     $  2,037  $ 1,312,207   $ (817,827)     $496,417
 --------------------------
Net Income for Year
 Ended March 31, 1995                    --           --           --       30,367       30,367

Issue 135,766 shares of stock            --           68        6,720           --        6,788
                                 ----------   ----------   ----------   ----------   ----------

BALANCE AT
----------
 MARCH 31, 1995 (UNAUDITED)              --        2,105    1,318,927     (787,460)     533,572
 --------------------------
Net Income (loss) for Year
 ended March 31, 1996                    --           --           --      (97,007)     (97,007)

Issue 155,000 shares of
 preferred stock                      1,550           --      118,027           --      119,577

Issue 815,830 shares
 of common stock                         --          408       24,009           --       24,417
                                 ----------   ----------   ----------   ----------   ----------

BALANCE AT
----------
 MARCH 31, 1996                     $ 1,550      $ 2,513   $1,460,963   $ (884,467)   $ 580,559
 --------------                 ===========  ===========  ===========  ===========  ===========

See accompanying independent auditors' report and notes to financial statements.


<PAGE 18>

                         HEARTSOFT, INC.
                         Tulsa, Oklahoma

                    STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED
          MARCH 31, 1996 (AUDITED) AND 1995 (UNAUDITED)


                                                                      (Unaudited)

                                                               1996                  1995
                                                              ------                ------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss) for year                               $  (97,007)             $ 30,367
Cash provided by operating activities:
 Depreciation and amortization not
   requiring cash                                           120,234                97,808
 Deferred income tax not requiring cash                     (27,395)                6,900
 (Increase) Decrease current operating
   activities:
 Accounts receivable-trade-net                             (111,749)              (12,567)
 Inventory                                                   (9,358)               12,572
 Prepaid expense and other                                  (26,049)              (63,445)
 Accounts and taxes payable                                  76,006              (144,813)
                                                          ---------             ---------
 CASH PROVIDED (USED) BY OPERATING ACTIVITIES               (75,318)              (73,178)
                                                          ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Software development                                       (135,141)              (55,366)
Equipment purchased                                          (3,161)              (12,119)
                                                          ---------             ---------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES               (138,302)              (67,485)
                                                          ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds of notes payable                                   171,382               179,000
Principal payments                                         (100,704)               (6,291)
Proceeds from issuing preferred and
common stock                                                129,452                    --
                                                          ---------             ---------
CASH PROVIDED BY FINANCING ACTIVITIES                       200,130               172,709
                                                          ---------             ---------

  NET INCREASE (DECREASE) IN CASH                           (13,490)               32,046
  -------------------------------

CASH AT BEGINNING OF PERIOD                                  33,412                 1,366
---------------------------                               ---------             ---------

  CASH AT END OF PERIOD                                   $  19,922             $  33,412
  ---------------------                                    ========              ========



SUPPLEMENTAL DISCLOSURES
Cash paid during the year for interest                      $32,449                $4,560
Additional noncash investing and financing
  activity:
Stock issued for payment of operating
  expenses and for software development                      14,542                 6,788
Equipment purchased through capital leases                   44,834                34,646

See accompanying independent auditor's report and notes to financial statements.


<PAGE 19>

                         HEARTSOFT, INC.
                         Tulsa, Oklahoma

                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1996 AND 1995
           (INFORMATION WITH RESPECT TO THE YEAR ENDED
                  MARCH 31, 1995 IS UNAUDITED)


Note 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          NATURE OF OPERATIONS
                    The Company is a publicly held Delaware
          Corporation, incorporated in January, 1988. Until March 31, 1994, the Company was in its development stage. It devoted substantially all of its efforts to financial planning, raising capital, and developing products and markets. The Company designs, produces, and distributes integrated multimedia educational software and learning products to educational institutions nationwide.

          REVENUE RECOGNITION
                    Sales are recorded by the Company upon
          shipment of the products. Sales are made with the right of return for forty-five days. The Company provides for estimated returns when the products are shipped.

          INVENTORIES
                    Inventories consist primarily of raw
          materials and are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method.

          DEPRECIATION
                    The Company's property and equipment is
          carried at cost and depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method over a seven-year period for both financial reporting and federal income tax purposes.

          DEVELOPED SOFTWARE
                    Capitalization of software development costs begins when the project reaches technological feasibility and includes costs incurred until the project is ready for release. Software development costs are amortized on the straight-line method over a maximum of seven years or the expected life of the product, whichever is less.


<PAGE 20>
                         HEARTSOFT, INC.
                         Tulsa, Oklahoma

                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1996 AND 1995
           (INFORMATION WITH RESPECT TO THE YEAR ENDED
                  MARCH 31, 1995 IS UNAUDITED)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

          INCOME TAXES
                    Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related to income tax reporting. The deferred tax asset represents the future tax consequences of utilizing a net operating loss carryforward that is available to offset future federal income taxes. (See Note 5).

               EARNINGS PER SHARE
                    Earnings per share is based on the weighted average common shares outstanding during the period. Primary weighted average shares outstanding for the year ended March 31, 1996, were 4,800,405; for 1995 was 4,161,539.

               USE OF ESTIMATES
                    The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE 2 -  NOTES PAYABLE

          Balances as of March 31,              1996        1995
                                             --------    --------
          A $100,000 line of credit bears
          interest at a floating rate,
          presently at 9.75%. The Company
          has provided its receivables
          and inventory as security. The note
          is renewable on an annual basis
          with a renewal date of
          September 30.                      $ 99,742    $    --

          A $150,000 line of credit bears
          interest at a floating rate,
          presently at 8.75%. The Chairman
          of the Company provided his
          personal assets for security.
          The note was retired in
          April, 1996.                        148,563    150,000



<PAGE 21>
                         HEARTSOFT, INC.
                         Tulsa, Oklahoma

                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1996 AND 1995
           (INFORMATION WITH RESPECT TO THE YEAR ENDED
                  MARCH 31, 1995 IS UNAUDITED)


NOTE 2 -  NOTES PAYABLE  (Continued)

          Balances as of March 31,               1996       1995
                                              --------   --------
          A loan bears interest at 10.9%.
          The Chairman of the Company
          provided personal assets for
          security. Subsequent to
          March 31, 1996 the note was
          renewed as part of a line of
          credit secured by company
          assets.                              13,496      29,000
                                             --------    --------
               TOTAL                        $ 261,801   $ 179,000
               ------                       =========   =========


NOTE 3 -  CONCENTRATION OF CREDIT RISK

               The Company's customer base is comprised primarily of hundreds of public and private schools, and numerous resellers to the same marketplace. This results in a concentration of customers in the education industry.

NOTE 4 -  LEASES

          CAPITAL LEASE OBLIGATIONS

               The Company leases certain equipment under agreements which are classified as capital leases.
          Future minimum payments, by year, under noncancellable capital leases are as follows:

                    March 31, 1997                 $   34,768
                    March 31, 1998                     27,738
                    March 31, 1999                     17,695
                    March 31, 2000                      1,380
                                                      --------

                         Total lease payments          81,581
                    Less interest included             20,515
                                                      --------

                    Present value of payments          61,066

                    Less current maturities            22,662
                                                      --------
                         Capital lease obligations  $  38,404
                                                      ========


<PAGE 22>
                         HEARTSOFT, INC.
                         Tulsa, Oklahoma

                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1996 AND 1995
           (INFORMATION WITH RESPECT TO THE YEAR ENDED
                  MARCH 31, 1995 IS UNAUDITED)


NOTE 4 -  LEASES  (Continued)


          OPERATING LEASE

                    The Company leases office space for a period of five years, beginning August 1, 1995 for $3,561 per month plus adjustments over the life of the lease.

                    Future minimum payments, by year, under the terms of the lease are as follows:

                    March 31, 1997                  $  42,820
                    March 31, 1998                     42,960
                    March 31, 1999                     43,096
                    March 31, 2000                     14,380


NOTE 5 -  CHANGE IN METHOD OF ACCOUNTING AND RESTATEMENT OF PRIOR
          YEARS' FINANCIAL STATEMENTS

          DEVELOPMENT COST AND AMORTIZATION
               The Company changed its method of accounting for software development costs and its amortization policy. Previously expensed development costs of $57,000 for the year ended March 31, 1994, have been retroactively capitalized.

                Initial financial statements for the year ended March 31, 1994, and the year ended March 31, 1995, did not include amortization expense, but have been retroactively revised to include $37,000 for the year ended March 31, 1994, and $80,700 for the year ended March 31, 1995.

          INCOME TAXES
                During 1995 the Company implemented Statement
          of Financial Accounting Standards No. 109, "Accounting
          for Income Taxes".   Effective March 31, 1994, the
          significant component of the Company's deferred tax asset was a net operating loss carryforward expiring in the year 2011 of $570,027, representing a temporary difference in reporting incomes. Retained earnings at March 31, 1994, have been increased by $126,704, representing the combined federal and state effective tax rates for the tax loss carryforward.



<PAGE 23>
                         HEARTSOFT, INC.
                         Tulsa, Oklahoma

                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1996 AND 1995
           (INFORMATION WITH RESPECT TO THE YEAR ENDED
                  MARCH 31, 1995 IS UNAUDITED)



NOTE 5 -  CHANGE IN METHOD OF ACCOUNTING AND RESTATEMENT OF PRIOR
          YEARS' FINANCIAL STATEMENTS  (Continued)


             At March 31, 1996 and 1995, respectively the deferred tax asset was comprised of the following:

                                                  1996     1995
                                                 ------   ------

          Net operating loss carryforwards     $144,401 $117,206
          Provision for doubtful accounts         1,500    1,300
                                                -------  -------
                  TOTAL                        $145,901 $118,506
                  -----                         =======  =======


               Income tax expense reflects federal and state income taxes on current earnings. No actual current income taxes were paid due to the application of the tax loss carryforward. Therefore, tax expense for both years is deferred to a future date.

               The provision for taxes on income differs from the amount computed by applying the U.S. Federal statutory rate as a result of the following:

                                                1996     1995
                                              -------  -------
          Provision for income taxes computed
            at the statutory rate               35.0%    35.0%

          State taxes                            7.0      7.0
          Benefit of federal graduated rates   (20.0)   (20.0)
          Other                                   --      3.5
                                              -------  -------
                                                22.0%    18.5%
                                              =======  =======
NOTE 6 -  STOCK OFFERINGS

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


<PAGE 24>
                         HEARTSOFT, INC.
                         Tulsa, Oklahoma

                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 1996 AND 1995
           (INFORMATION WITH RESPECT TO THE YEAR ENDED
                  MARCH 31, 1995 IS UNAUDITED)



NOTE 7 -  RELATED PARTY TRANSACTIONS

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