Form 10QSB/A
period 1996-06-30
HEARTSOFT INC
filed 1996-11-26
CIK 836562

<PAGE 1>
==============================================================


               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                        AMENDMENT NO. 2 TO
                            FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13

         OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDING JUNE 30 ,1996  COMMISSION FILE NUMBER 33-23138-D


                         HEARTSOFT, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


Delaware                        87-0456766
------------------------        ---------------------------------
(State of Incorporation)        (IRS Employer Identification No.)



3101 Hemlock Circle, Broken Arrow, Oklahoma                74012
----------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


918/251-1066
---------------------------------------------------
Registrant's telephone number, including area code:



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



=================================================================
<PAGE 2>
               HEARTSOFT, INC. - QUARTERLY REPORT
                        TABLE OF CONTENTS


        PART I. FINANCIAL INFORMATION                   PAGE

        Item 1: Balance Sheet as of  June 30, 1996        3

                Statement of Income Three Months ending
                June 30, 1996                             4

                Statement of Cash Flow - Three Months
                 Ending June 30, 1996                     5

                Notes to Financial Statements             6

                Management's Discussion, Analysis of
                Financial Condition, and Results of
                 Operations                               7


        PART II.OTHER INFORMATION

        Item 1: Legal Proceedings                         9



<PAGE 3>
PART I.  FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS


                                  BALANCE SHEET

                                     June 30, 1996      March 31, 1996
     ASSETS
       Cash                               $552,533             $19,922
       Accounts Receivable-trade           222,613             165,013
       Inventory                            12,874              11,216
       Prepaid Expenses and Deposits       118,205              50,495
       Receivables- related parties         57,490              51,013
                              -------------------- -------------------
          Total Current Assets            $963,715             297,659

       Fixed Assets-Net                    111,718             100,478
       Developed Software (See Note 2)     569,052             536,140
       Deferred income tax benefit         138,926             145,901
                              -------------------- -------------------
          Total Other Assets              $819,696             782,519
                              -------------------- -------------------
       Total Assets                     $1,783,411          $1,080,178
                                     =============        ============
     LIABILITIES
       Accounts Payable - Trade            $84,726             122,851
       Notes Payable-current portion       106,270             261,801
       Capital lease obligations-
          current portion                   34,768              22,662
       Taxes Payable                        66,928              53,901
                              -------------------- -------------------
          Total Current Liabilities       $292,692             461,215

       Long Term Liabilities                37,068              38,404
                              -------------------- -------------------
       Total Liabilities                  $329,760            $499,619

     STOCKHOLDERS EQUITY
       Retained Earnings                  (941,633)           (884,467)
       Common Stock                          2,512               2,513
       Preferred Stock                       6,550               1,550
       Paid-In Capital                   2,346,699           1,460,963
       Net Profit / (Loss)                  39,523                  --
                               ------------------- -------------------
          Total Stockholders Equity     $1,453,651            $580,559
                              -------------------- -------------------
       Total Liabilities And
       Stockholders Equity              $1,783,411          $1,080,178
                              ==================== ===================

<PAGE 4>
PART I.  FINANCIAL INFORMATION

                             STATEMENT OF INCOME

                                     Three months ended
                                           June 30,
                                          (Note 3)

                                       1996         1995
                                   ---------------------------
REVENUE
Gross Sales                         $459,166     $277,313
                                   ---------------------------
Sales Returns                         (1,380)     (12,284)
Sales Discounts                         (270)        (737)
                                   ---------------------------
Net Sales                            457,516      264,292

Total Cost of Good                   215,372       49,237
                                  ----------------------------
GROSS MARGIN                         242,144      215,055

EXPENSES
Payroll Expense                       83,069       54,497
Administrative Expense               112,607       63,246
                                  ----------------------------
Operating Expense                    195,676      117,743
                                  ----------------------------
Net Operating Income                 $46,468      $96,672
                                 -----------------------------
Less: Income Taxes (See Note 4)        6,975            0

Net Income After Taxes               $39,523      $96,672
                                 -----------------------------
Preferred Dividends                   $2,836           $0

Net Income Available to Common
Shareholders                         $36,687      $96,672
                                 =============================

EARNINGS (LOSS) PER SHARE*              0.01        0.02



*Primary weighted average common shares outstanding during the period.
 1995 =4,259,740 and 1996 = 5,089,608


<PAGE 5>
PART I.  FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS

                                            3 Months ended  June 30,

                                              1996             1995
                                         ----------------------------

     Cash Flow from operating activities
       Net Income (Loss)                   $39,523          $96,672
       Change in Current Assets
          Net Receivable s                (121,245)         (97,602)
          Inventory                         (1,659)          (7,750)
          Prepaid Expenses                 (67,710)          37,283
       Change in Current Liabilities
          Accounts Payable                 (20,408)          18,096
          Loan Payable                      (6,968)           6,000
          Other Current Liabilities         13,026            3,515
                               --------------------------------------
          Total Cash Flow from
             operating activities         (165,441)          56,215

     Cash Flow from investing activities
       Developed Software                  (59,187)         (15,543)
       Property, Plant & Equipment         (14,238)         (18,726)
       Depreciation on Disposed Prop,
           Plant & Equip.                   30,000              511
       Intangible Assets                     6,250             (632)
                               --------------------------------------
          Total Cash Flow from
             investing activities          (37,175)         (34,390)

     Cash Flow from financing activities
       Long-Term Debt                     (155,509)         (35,941)
       Paid-In Capital                     890,735            5,950
       Retained Earnings                                    (10,742)
                               --------------------------------------
          Total Cash Flow from
             financing activities          735,226          (40,734)
                               --------------------------------------
     Net Increase (Decrease) in Cash      $532,610        $ (18,909)
                               ======================================

     Beginning Cash Balance                $19,923          $32,813
     Net Increase (Decrease) in Cash      $532,610        $ (18,909)
                               --------------------------------------
     Ending Cash Balance                  $552,533          $13,904
                               ======================================


<PAGE 6>
                         HEARTSOFT, INC.
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1996
                           (UNAUDITED)

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


Note 3.  FY 1995 PRESENTATION BASIS

THE JUNE 30, 1995 COLUMN HAS BEEN ADJUSTED TO SHOW THE EFFECT OF
MOVING THE AMORTIZATION OF SOFTWARE FROM ADMINISTRATIVE EXPENSE,
TO COST OF GOODS SOLD. THIS MOVE WAS DONE TO ALLOW UNIFORM
PRESENTATION AND COMPARISON FROM YEAR-TO-YEAR PERIODS.


Note 4.     DEFERRED INCOME TAX

The Company reports the deferred tax benefit in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Income tax expense reflects federal and state income taxes on current earnings. No actual current income taxes were paid due to the application of the tax loss carryforward. Therefore, tax expense for both years is deferred to a future date.


<PAGE 7>
ITEM 2
                         HEARTSOFT, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          JUNE 30, 1996

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

Effective April 1, 1996 Heartsoft began recognizing revenues from its Advanced Technology Division office in Dallas, Texas to distribute leading-edge technology products to schools. Based on the performance of this office, the Company may use it as a prototype for offices to be opened in other major markets across the country in the next few years.
Since the company's initial formation in 1989, the shareholders and management of Heartsoft, Inc. have contributed over $1.3 million in capital and assets to the Company. The continued financial strategy of Heartsoft emphasizes reinvestment of income for continued growth during the next few years of operations.

RESULTS OF OPERATIONS
NET REVENUES
Net Sales of the Company's educational computer software for the 3 months ending June 30, 1996, were $457,516 compared to $264,292 for the same period one year ago, an increase of 73%. The increase in revenues can be attributed to the Company's expanded presence and the opening of the Dallas Heartsoft Advanced Technologies Division. Sales returns declined as a percentage of sales, as the Company moved away from a marketing policy that encouraged preview sales, which traditionally have a higher return rate.

COST OF GOODS SOLD
The Company includes in cost of goods sold all costs associated with the acquisition of components, assembly of finished products, shipping and amortization. Included in that total is the Advanced Technology Division's cost of licensed products, which varies by vendor and product line. Total gross margin increased to $242,144, a 12.6% increase. The gross margin of 52.9% for the three months ended 6/30/96 was a decline from 81.4% in the year earlier period. The decrease was attributable to the inclusion of the different cost structure associated with the Advanced Technology Division product line. THE TULSA CORE PRODUCT'S DIVISION CONTINUED TO OPERATE AT ROUGHLY THE SAME EFFICIENCY LEVEL AS PRIOR PERIODS.

<PAGE 8>
OPERATING EXPENSES
General operating expenses increased across the board from
$117,743 for the three months ended June 30, 1995 to $195,676
for period ending June 30, 1996.   As a percentage of net sales,
operating expenses decreased from 44.6% one year ago to 42.8% for the quarter ending June 30, 1996.

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


<PAGE 9>
PART II.  OTHER INFORMATION

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



                         HEARTSOFT, INC.
                          (Registrant)



November 19, 1996                 /s/ Benjamin P. Shell
----------------------            ----------------------------
       Date                      Benjamin P. Shell, Chairman

November 19, 1996                 /s/ Bryan J. Reusser
----------------------            -----------------------------
       Date                       Bryan J. Reusser, Director of
                                  Finance