Form 10QSB
period 1996-09-30
HEARTSOFT INC
filed 1997-01-21
CIK 836562

==================================================================

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, DC  20549

                            FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13

          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDING SEPTEMBER 30, 1996   COMMISSION FILE NUMBER 33-23138-D

                          HEARTSOFT, INC.
                         ----------------
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

Registrant's telephone number, including area code:   918/251-1066

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.   YES    X       NO
                                        -------       -------

As of September 30, 1996, there were 5,312,090 shares of Heartsoft, Inc. Common Stock, $0.0005 par value outstanding.

==================================================================

<PAGE 2>

                HEARTSOFT, INC. - QUARTERLY REPORT
                         TABLE OF CONTENTS


PART I.  Financial Information                              Page

Item 1:  Balance Sheet as of September 30, 1996               3

         Profit and Loss Statement as of September 30, 1996   4

         Statement of Cash Flow -Six Months Ending
         September 30, 1996                                   5

         Notes to Financial Statements                        6

Item 2:  Management's Discussion                              7


PART II.                                      Other Information

Item 1:  Legal Proceedings.                                   9

         Signature Page                                       9


<PAGE 3>

Part I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

                                  BALANCE SHEET

                                          September 30, 1996       June 30, 1996
                                          ------------------  ------------------
ASSETS
   Cash                                             $161,341            $552,533
   Accounts Receivable-trade                         238,541             217,579
   Allowance for Returns                              (3,151)              5,034
   Inventory                                         (18,907)             12,874
   Prepaid Expenses and Deposits                     205,678             118,205
   Receivables- related parties                      210,401              57,490
                                                ------------        ------------
      Total Current Assets                          $793,903            $963,715

   Fixed Assets-Net                                  170,061             111,718
   Developed Software (See Note 2)                   606,973             569,052
   Deferred income tax benefit                       164,201             138,926
                                                ------------        ------------
      Total Other Assets                            $941,235            $819,696
                                                ------------        ------------
   Total Assets                                   $1,735,138          $1,783,411
                                               =============        ============
LIABILITIES
   Accounts Payable - Trade                         $128,141              84,726
   Notes Payable- current portion                     89,479             106,270
   Capital lease obligation-current portion           34,768              34,768
   Taxes Payable                                      70,750              66,928
                                                ------------        ------------
      Total Current Liabilities                     $323,138             292,692

   Long Term Liabilities                              25,152              37,068
                                                ------------        ------------
   Total Liabilities                                $348,290            $329,760

STOCKHOLDERS EQUITY
   Retained Earnings                                (941,633)           (941,633)
   Common Stock                                        2,512               2,512
   Preferred Stock                                     6,550               1,550
   Paid-In Capital                                 2,423,116           2,346,699
   Net Profit / (Loss)                              (103,697)             39,523
                                                ------------        ------------
       Total Stockholders Equity                  $1,386,848          $1,453,651
                                                ------------        ------------
   Total Liabilities And
   Stockholders Equity                            $1,735,138          $1,783,411
                                               =============       =============


<PAGE 4>

Part I.  FINANCIAL INFORMATION

                            PROFIT AND LOSS STATEMENT

                                        6 Months ended September 30, 1996, and 1995
                                        -------------------------------------------
                                                           1996                1995
                                                          -----               -----
REVENUE

Gross Sales (See Note 3)                               $661,476             548,828
                                                     ----------          ----------
Sales Returns & Discounts                               (21,649)            (62,549)
                                                     ----------          ----------
Net Sales                                               639,827             486,279

Total Cost of Goods                                     327,404              67,807
                                                     ----------          ----------
GROSS MARGIN                                            312,423             418,472

EXPENSES

Payroll Expense                                         169,107             113,525
Administrative Expense                                  265,313             141,827
                                                     ----------          ----------
Operating Expense                                       434,420             255,352
                                                     ----------          ----------
Net Operating Income                                   (121,997)            163,120
                                                     ----------          ----------
Less: Income Taxes (See Note 4)                          18,300                   0

Net Income After Taxes                               $ (103,697)           $163,120
                                                    ===========         ===========

EARNINGS (LOSS) PER SHARE*                                 (.02)                 .03



*Primary weighted average common shares outstanding during the period.
1996 - 5,249,340 and 1995 - 4,893,570.


<PAGE 5>

Part I.  FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS

                                            6 Months ended September 30, 1996, 1995
                                            ---------------------------------------
                                                                1996                1995
                                                               -----               -----
Cash Flow from operating activities
   Net Income (Loss)                                       ($103,697)           $163,120
   Change in Current Assets
      Net Receivables                                        (70,377)           (161,873)
      Inventory                                               30,123              (9,916)
      Prepaid Expenses                                      (155,183)             26,455
      Receivables- Related Parties                          (159,388)
   Change in Current Liabilities
      Accounts Payable                                         5,290              19,224
      Loan Payable - current portion                        (172,322)             18,465
      Other Current Liabilities                               28,955              17,787
                                                          ----------          ----------
      Total Cash Flow from operating activities             (596,599)             72,622

Cash Flow from investing activities
   Developed Software                                       (124,833)            (43,621)
   Property, Plant & Equipment                               (75,583)             (9,776)
   Depreciation on Disposed Prop, Plant & Equip.              60,000                 511
   Intangible Assets                                         (18,300)             (3,993)
                                                          ----------          ----------
      Total Cash Flow from investing activities             (158,716)            (56,879)

Cash Flow from financing activities
   Long-Term Debt                                            (13,253)            (49,078)
   Paid-In Capital                                           962,153               7,450
   Retained Earnings                                         (57,166)            (10,742)
   Preferred Stock                                             5,000
                                                          ----------          ----------
      Total Cash Flow from financing activities              896,734             (52,370)
                                                          ----------          ----------
Net Increase (Decrease) in Cash                             $141,419            ($36,627)
                                                         ===========         ===========

Beginning Cash Balance                                       $19,922             $33,412
Net Increase (Decrease) in Cash                             $141,419            ($36,627)
                                                          ----------          ----------
Ending Cash Balance                                         $161,341             $(3,215)
                                                         ===========         ===========

<PAGE 6>
                              HEARTSOFT, INC.
                       NOTES TO FINANCIAL STATEMENTS
                            September 30, 1996
                                (unaudited)

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

Note 3.  FY 1995 Presentation Basis

The September 30, 1995, column has been adjusted to show the effect of moving the amortization of software from administrative expense, to cost of goods sold. This move was done to allow uniform presentation and comparison from year-to-year periods.

Note 4.  Deferred Income Tax

The Company reports the deferred tax benefit in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Income tax expense reflects federal and state income taxes on current earnings. No actual current income taxes were paid due to the application of the tax loss carry forward. Therefore, tax expense for both years is deferred to a future date.

<PAGE 7>
Item 2:

                              HEARTSOFT, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            September 30, 1996

Overview
--------
Heartsoft, Inc. is a publicly held Delaware Corporation, incorporated January 15, 1988, and traded OTC (Symbol: HTSF). Presently, 30 million shares of stock are authorized, with 5,312,090 shares issued and outstanding. Over the past ninety days, the Company's stock has traded in the $1.50 to $2.50 range.

The mission of Heartsoft, Inc. is to create value for its shareholders through the development, acquisition, and distribution of advanced multimedia technologies for education in schools and homes.

To date, Heartsoft's Core Products Division has designed and published more than 30 educational software titles. These proprietary titles range in price from $34.95 to $995 depending on the configuration. These titles are targeted to both public and private U.S. Schools with children in Pre-Kindergarten through the 8th grades. The Company has licensed numerous products which are targeted at children in grades 4 through 12.

Effective April 1, 1996, Heartsoft began recognizing revenues from its Advanced Technology Division office in Dallas, Texas which distributes, licensed, leading-edge technology products to schools. Based on the initial performance of this office, the Company may use it as a prototype for additional offices to be opened in other major educational markets across the country in the next few years.

Since the company's initial formation in 1989, the shareholders and management of Heartsoft, Inc. have contributed over $2.4 million in capital and assets to the Company. The continued financial strategy of Heartsoft emphasizes reinvestment of income for continued growth during the next few years of operations.

Net Revenues
------------
Net Sales of the Company's educational computer software for the 6 months ending September 30, 1996, were $639,827 compared to $486,279 for the same period one year ago representing a 32% increase.

The increase in revenues can be attributed to the Company's expanded presence in the Education Technology Market and the inclusion of the Dallas Heartsoft Advanced Technologies Division, whose revenues came on-line April 1, 1996. Sales returns declined as a percentage of sales over the period one year ago, as the Company moved away from earlier marketing policies which encouraged preview sales. Such preview sales traditionally have a higher return rate.

Industry Trends Affect Sales
----------------------------
The educational technology industry is composed of both hardware and software sales to schools. Sales in these categories tend to run counter to one another and in any given year will be proportionally much higher in one than the other.

It is management's opinion that the industry is currently favoring hardware and Internet-related infrastructure building in schools. Consequently, software sales have not been as brisk as in years past, and management believes that cyclical forces will move customer buying habits back to historical growth trends. Reference SIMBA's "Electronic Media for the School Market 1996-97" for supporting documentation. SIMBA can be reached at (203) 358-9900.

Furthermore, it is also management's opinion that delays which were associated with federal funding during the U.S. Government's fiscal operating budget for 1996, also delayed purchasing decisions by a majority of educational institutions nationwide. Cyclical purchasing habits which management has seen for over 15 years in the Educational Technology Market simply were not applicable during the Company's last two fiscal quarters and were directly responsible for the Company's slower growth during this period.

Cost of Goods Sold
------------------
The Company includes in cost of goods sold all costs associated with the acquisition of components, assembly of finished products, shipping and amortization. Included in that total is the Advanced Technology Division's cost of licensed products, which varies by vendor and product line. Total gross margin decreased to $312,423 a 25% decline. The decline was due to a general slowdown in educational technology sales, as early sales from direct mail campaigns lagged year earlier levels. The gross margin of 48.8% for the six months ended 9/30/96 was a decline from 86.0% in the year earlier period. The decrease was attributable to the inclusion of the different cost structure associated with the Advanced Technology Division product line. The Tulsa Core Product's Division continued to operate at roughly the same efficiency level as prior periods

Operating Expenses
------------------
General operating expenses increased across the board from $255,352 for the six months ended September 30, 1995 to $434,420 for period ending September 30, 1996. The increase in expenses is primarily due to increased marketing and sales capacity, including the Advanced Technology Division.

Net Income
----------
The Company incurred a net loss of $103,697, or two cents per share, for the 6 months ending September 30, 1996, compared to net income of $163,120 for the year earlier period.

During this period, management significantly increased expenditures related to the development of new educational technology products as well as expansion of the Company's marketing and sales areas. These higher operating expenses contributed to the net loss.

Management anticipates that the current investment of operating capital into these areas will significantly impact sales during its 1997 fiscal year. The first new products to be available for distribution as a result of these R&D efforts will begin to occur during the 4th fiscal quarter of 1996, and continue throughout all of fiscal 1997.

<PAGE 9>
Liquidity and Capital Resources
-------------------------------
As of September 30, 1996, the Company's principle sources of liquidity included cash and accounts receivable of $399,882 as well as a revolving line of credit with a current limit of $250,000. Management believes that its existing sources of liquidity and anticipated funds from operations will satisfy the working capital and capital expenditures requirements for the foreseeable future.


Part II.  OTHER INFORMATION

Item 1:   LEGAL PROCEEDINGS

On December 9, 1996, the lawsuit of Raymond Long vs. Heartsoft, Inc. and Benjamin P. Shell which had been filed on May 17, 1996, in Superior Court of Murray County, Georgia, by Raymond Long, a former stockholder of the Company, was mutually dismissed.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HEARTSOFT, INC.
                               (Registrant)



January 10, 1997                      /s/ Benjamin P. Shell
-----------------                     ---------------------------
      Date                            Benjamin P. Shell, Chairman

January 10, 1997                      /s/ Bryan J. Reusser
-----------------                     ---------------------------
      Date                            Bryan J. Reusser, Director of Finance