Form 10QSB
period 1996-12-31
HEARTSOFT INC
filed 1997-02-13
CIK 836562

==============================================================

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                           FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13

         OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDING DECEMBER 31, 1996    COMMISSION FILE NUMBER 33-23138-D

                         HEARTSOFT, INC.
                        ----------------
     (Exact name of registrant as specified in its charter)

       Delaware                             87-0456766
------------------------          ---------------------------------
(State of Incorporation)          (IRS Employer Identification No.)

3101 Hemlock Circle, Broken Arrow, Oklahoma                74012
--------------------------------------------              --------
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

As of December 31, 1996, there were 5,408,390 shares of Heartsoft, Inc. Common Stock, $0.0005 par value outstanding.

===================================================================

<PAGE 2>
               HEARTSOFT, INC. - QUARTERLY REPORT
                        TABLE OF CONTENTS


PART I.       Financial Information                        Page

 Item 1:      Balance Sheet as of December 31, 1996           3

              Statement of Income as of December 31,1996      4

              Statement of Cash Flow - Three Months Ending
              December 31, 1996                               5

              Notes to Financial Statements                   6

              Management's Discussion, Analysis of            7
              Financial Condition, and Results of Operations


PART II.                                      Other Information

 Item 1:      Legal Proceedings                               9
              Signature Page                                  9


<PAGE 3>

Part I.  FINANCIAL INFORMATION
Item 1, Financial Statements

                                  BALANCE SHEET


                                              December 31, 1996  September 30, 1996
ASSETS
    Cash                                               $140,758            $161,341
    Accounts Receivable                                 578,817             238,541
    Allowance for Return                                 29,282              (3,151)
    Inventory                                            29,918             (18,907)
    Prepaid Advertising & Deposits                      232,969             205,678
    Receivables- Related Parties                        282,937             210,401
                                                     ----------          ----------
      Total Current Assets                           $1,294,681            $793,903

    Fixed Assets                                        146,128             170,061
    Developed Software (See Note 2)                     636,253             606,973
    Deferred Income Tax Benefit                         163,816             164,201
                                                     ----------          ----------
      Total Other Assets                                946,197             941,235
                                                     ----------          ----------
    Total Assets                                     $2,240,878          $1,735,138
                                                    ===========         ===========
LIABILITIES
    Accounts Payable - Trade                           $378,919            $128,141
    Notes Payable- Current Portion                      231,711              89,479
    Capital Lease- Current Portion                       34,768              34,768
    Taxes Payable                                        70,750              70,750
                                                     ----------          ----------
      Total Current Liabilities                         716,148             323,138

    Long Term Liabilities                                18,384              25,152
                                                     ----------          ----------
      Total Liabilities                                $734,532            $348,290

STOCKHOLDERS EQUITY
    Retained Earnings                                  (941,633)           (941,633)
    Common Stock                                          2,512               2,512
    Preferred Stock                                      11,230               6,550
    Paid-In Capital                                   2,536,351           2,423,116
    Net Profit / (Loss)                                (102,114)           (103,697)
                                                     ----------          ----------
      Total Stockholders Equity                      $1,506,346          $1,386,848
                                                     ----------          ----------
    Total Liabilities And
    Stockholders Equity                              $2,240,878          $1,735,138
                                                    ===========         ===========


<PAGE 4>

Part I.  FINANCIAL INFORMATION

                               STATEMENT OF INCOME

                                           Three months ended        Nine months ended
                                              December 31,             December 31,
                                                      (Note 3)
                                               1996         1995         1996         1995
                                           --------     --------     --------     --------
REVENUE

Gross Sales                                $512,962     $415,537   $1,174,438     $967,329
                                           --------     --------     --------     --------
Sales Returns & Discounts                       (43)    (162,466)     (21,693)    (225,024)
                                           --------     --------     --------     --------
Net Sales                                   512,919      253,071    1,152,745      742,305

Total Cost of Good                          342,377       52,820      669,781      151,114
                                           --------     --------     --------     --------
GROSS MARGIN                                170,542      200,251      482,964      591,191

EXPENSES
Payroll Expense                              65,770       73,120      235,476      190,455
Administrative Expense                      102,204      104,844      367,517      230,523
                                           --------     --------     --------     --------
Operating Expense                           167,974      177,964      602,993      420,978
                                           --------     --------     --------     --------
Net Operating Income                          2,568       22,287     (120,029)     170,213

Less: Income Taxes (Note 4)                    (385)           0       17,915            0
                                           --------     --------     --------     --------
Net Income After Taxes                       $2,183      $22,287    $(102,114)    $170,213
                                          =========    =========    =========    =========

EARNINGS (LOSS) PER SHARE*                     0.00         0.00       (0.02)         0.03

*Primary weighted average common shares outstanding during the period.
 1995 - 4,893,570 and 1996 - 5,360,240

<PAGE 5>

Part I.  FINANCIAL INFORMATION

                             STATEMENT OF CASH FLOWS


                                                   3 Months ended  December 31,
1995, 1996
                                                                      1996                1995
Cash Flow from operating activities
   Net Income (Loss)                                                $2,183            $153,955
     Change in Current Assets
        Net Receivables                                           (372,709)           (213,333)
        Inventory                                                  (48,825)              5,145
        Prepaid Expenses                                           (27,291)             18,462
        Receivables- Related Parties                               (72,536)
     Change in Current Liabilities
        Accounts Payable                                           250,778              21,062
        Loan Payable - current portion                             142,232             (35,608)
        Other Current Liabilities                                        0              19,290
                                                                ----------          ----------
        Total Cash Flow from operating activities                 (126,168)            (31,027)

Cash Flow from investing activities
     Developed Software                                            (56,280)            (27,611)
     Property, Plant & Equipment                                    20,933              (2,151)
     Amortization and Depriciation                                  30,000                   0
     Intangible Assets                                                 385                   0
                                                                ----------          ----------
        Total Cash Flow from investing activities                   (4,962)            (29,762)

Cash Flow from financing activities
     Long-Term Debt                                                 (6,766)             85,445
     Paid-In Capital                                               113,235              (9,200)
     Preferred Stock                                                 4,680
                                                                ----------          ----------
        Total Cash Flow from financing activities                  111,149              76,245
                                                                ----------          ----------
Net Increase (Decrease) in Cash                                   $(19,983)            $15,456
                                                               ===========         ===========

Beginning Cash Balance                                            $160,741              $4,989
Net Increase (Decrease) in Cash                                   $(19,983)            $15,456
                                                                ----------          ----------
Ending Cash Balance                                               $140,758             $20,445
                                                               ===========         ===========


<PAGE 6>
                         HEARTSOFT, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 1996
                           (unaudited)

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

NOTE 3.  FY 1995 PRESENTATION BASIS
The December 31, 1995 column has been adjusted to show the effect of moving the amortization of software from administrative expense, to cost of goods sold. Also, sales returns have been adjusted to accurately reflect year-end adjustments which were applied as of 3/31/96. These moves were done to allow uniform presentation and comparison from year-to-year periods.

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


<PAGE 7>

Item 2                   HEARTSOFT, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        December 31, 1996

OVERVIEW
Heartsoft, Inc. is a publicly held Delaware Corporation, incorporated January 15, 1988, and traded OTC (Symbol: HTSF). Presently, 30 million shares of stock are authorized, with 5,408,390 shares issued and outstanding. Over the past ninety days, the Company's stock has traded in the $.91 to $1.72 range.

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

NET REVENUES
Net Sales of the Company's educational computer software for the 9 months ending December 31, 1996, were $1,152,745 compared to $742,305 for the same period one year ago, an increase of 55%. The increase in revenues can be attributed to the Company's expanded presence in the Educational Technology Market, and the inclusion of the Dallas Heartsoft Advanced Technologies Division, whose revenues came on-line April 1, 1996. Sales returns for the 9 month period declined as the Company moved away from earlier marketing policies which encouraged preview sales.

INDUSTRY TRENDS AFFECT SALES
The educational technology industry is composed of both hardware and software sales to schools. Sales in these categories tend to run counter to one another and in any given year will be proportionally much higher in one than the other. It is management's opinion that the industry is currently favoring hardware and Internet-related infrastructure building in schools. Consequently, software sales have not been as brisk as in years past, and management believes that cyclical forces will move customer buying habits back to historical growth trends.

<PAGE 8>
COST OF GOODS SOLD
The Company includes in cost of goods sold all costs associated with the acquisition of components, assembly of finished products, shipping and amortization. Included in that total is the Advanced Technology Division's cost of licensed products, which varies by vendor and product line. For the 9 month period, total gross margin decreased to $482,964 a 18% decline. The decline was due to a general slowdown in educational technology sales, as sales from direct mail campaigns and the reseller channel lagged year earlier levels. The gross margin of 41.9% for the nine months ended 12/31/96 was a decline from 79.6% in the year earlier period. The decrease was attributable to the inclusion of the different cost structure associated with the Advanced Technology Division product line. The Tulsa Core Product's Division continued to operate at roughly the same efficiency level as prior periods

OPERATING EXPENSES
General operating expenses increased across the board from $420,978 for the nine months ended December 31, 1995 to $602,993 for period ending December 31, 1996. As a percentage of sales, operating expenses declined to 52.3%, compared to 56.7% of the year earlier period. The increase in total expenses is primarily due to increased marketing and sales capacity, including the Advanced Technology Division.

NET INCOME
The Company incurred a net loss of $102,204, or two cents per share, for the 9 months ending December 31, 1996, compared to net income of $170,213 for the year earlier period.

During this period, managment signigicantly increased expenditures related to the development of new educational technology products as well as expansion of the Company's marketing and sales areas. These higher operating expenses contributed to the net loss.

Management anticipates that the current investment of operating capital into these areas will significantly impact sales during its 1997 fiscal year. The first new products to be available for distribution as a result of these R&D efforts will begin to occur during the 4th fiscal quarter of 1996, and continue throughout all of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 1996 the Company's principle sources of liquidity included cash and accounts receivable of $719,575 as well as a revolving line of credit with a current limit of $250,000. Management believes that its existing sources of liquidity and anticipated funds from operations will satisfy the working capital and capital expenditures requirements for the foreseeable future.



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

                         HEARTSOFT, INC.
                          (Registrant)



February 5 ,1997                  /s/ Benjamin P. Shell
----------------                  ---------------------------
      Date                        Benjamin P. Shell, Chairman

February 5, 1997                  /s/ Bryan J. Reusser
----------------                  -------------------------------------
      Date                        Bryan J. Reusser, Director of Finance