Form 10KSB/A
period 1996-03-31
HEARTSOFT INC
filed 1997-05-01
CIK 836562

<PAGE 0>
             U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                         AMENDMENT NO. 3
                               TO
                           FORM 10-KSB

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION.

Set forth below is income statement information with respect to the Company for fiscal years ended March 31, 1996, 1995 and 1994:

                                       Years ended March 31,
                                      -----------------------

                                   1996          1995         1994
                                 ------        ------       ------
                                          (In thousands)

Gross Sales                  $1,158,817      $508,850     $289,525
Sales Returns & Discounts       356,693        22,955       58,197
                           ------------  ------------   ----------
Net Sales                       802,124       485,895      231,328
Total Cost of Goods Sold        157,471       122,771       67,027
                           ------------  ------------   ----------
     Gross Margin               644,653       363,124      164,301
                           ------------  ------------   ----------
Payroll Expense                 316,624       143,370      201,726
Depreciation                     24,028         6,133        6,206
Advertising Expense             164,078        44,377          -0-
Administrative Expense          278,663       131,972      163,053
                           ------------  ------------   ----------
     Operating Expenses         783,393       325,852      370,985
                           ------------  ------------   ----------
Income Before Taxes            (138,740)       37,272     (206,684)
Income Taxes Deferred           (30,523)        6,905      (45,500)
                           ------------  ------------   ----------
   Net Income (Loss)         $ (108,217)     $ 30,367  $  (161,184)
                           ============  ============   ==========


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

Total SG&A expenses increased 111% for the period ended March 31, 1996, as compared to the fiscal year ended March 31, 1995. Payroll expense and advertising expense rose 56% and 191%, respectively in the period ended March 31, 1996 compared to the year ended March 31, 1995. The addition of nine full time employees accounted for the majority of the payroll increase.
The Company executed numerous marketing and direct mail campaigns in 1995-1996, resulting in the increase in advertising expenses over fiscal years ended March 31, 1995 and 1994. Management believes that the $85,000 increase in advertising in the fiscal year just ended had a direct effect on the increase in sales during the same period.

Administrative expenses increased 111% in the fiscal year ended March 31, 1996 compared to March 31, 1995, and 71% compared to the fiscal year ended March 31, 1994. This increase is due primarily to the Company's expanded service and support functions, as additional capacity was added in the areas of production and customer service.

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


                                  HEARTSOFT, INC.


Dated:  April 29, 1997      By:/s/ Benjamin P. Shell
                               ---------------------
                                   Benjamin P. Shell,
                                   Chairman


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: April 29, 1997          /s/ Benjamin P. Shell
                               ---------------------
                                   Benjamin P. Shell
                                   Chairman of the Board and Director
                                    (principal executive officer)



Dated: April 29, 1997          /s/ Jimmy L. Butler, Jr.
                               ------------------------
                                   Jimmy L. Butler, Jr.
                                   President and Director



Dated: April 29, 1997          /s/ Bryan J. Reusser
                               ---------------------
                                   Bryan J. Reusser
                                   Director of Finance
                                    (principal financial officer
                                    and principal accounting officer)



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


June 12, 1996

<PAGE 14>

                                 HEARTSOFT, INC.
                                 Tulsa, Oklahoma

                                 BALANCE SHEETS
               AS OF MARCH 31, 1996 (AUDITED) AND 1995 (UNAUDITED)

                                   A S S E T S
                                  ------------

                                                                               (Unaudited)
                                                                        1996                1995
                                                                     --------            --------
CURRENT ASSETS-NOTE 2
---------------------
Cash                                                              $   19,922          $   33,412
Accounts receivable-trade, net of allowance
 for doubtful accounts of 6,900 and 5,900, respectively              165,013              53,264
Inventory-at cost                                                     11,216               1,858
Prepaid expenses and deposits                                         50,495              69,059
Receivables-related parties-Note 7                                    51,013               6,400
                                                                     -------             -------
  TOTAL CURRENT ASSETS                                               297,659             163,993
                                                                     -------             -------
PROPERTY AND EQUIPMENT
-----------------------
Equipment                                                            173,820             125,825
Less accumulated depreciation                                        (73,342)            (50,308)
                                                                     -------             -------
  PROPERTY AND EQUIPMENT - NET                                       100,478              75,517
                                                                     -------             -------
OTHER ASSETS
-------------
Developed software-net-Note 5                                        536,140             494,449
Deferred income tax benefit-Note 5                                   149,029             118,506
                                                                     -------             -------
  TOTAL OTHER ASSETS                                                 685,169             612,955
                                                                     -------             -------
  TOTAL ASSETS                                                    $1,083,306           $ 852,465
  ------------                                                    ==========          ==========

See accompanying independent auditors' report and notes to financial statements

<PAGE 15>

     L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y
     -----------------------------------------------------------------------

                                                                                    (Unaudited)



                                                                             1996                1995
                                                                           ------              ------
CURRENT LIABILITIES
-------------------
Accounts payable-trade                                                  $ 122,851           $ 111,538
Notes payable-current portion                                             261,801             179,000
Capital lease obligations-current portion-Note 4                           22,662               8,079
Payroll taxes and other taxes payable                                      53,901                  --
                                                                          -------             -------
  TOTAL CURRENT LIABILITIES                                               461,215             298,617
                                                                          -------             -------
LONG-TERM LIABILITIES
---------------------
Capital lease obligations-non current portion Note 4                       38,404              20,276
                                                                          -------             -------
  TOTAL LIABILITIES                                                       499,619             318,893
                                                                          -------             -------

SHAREHOLDERS' EQUITY -NOTES 5 AND 6
-----------------------------------
Preferred stock $0.01 par value, 1,200,000 shares authorized,
 155,000 shares issued and outstanding                                      1,550                  --
Common stock $0.0005 par value, 30,000,000 shares authorized,
 5,025,570 shares issued and outstanding                                    2,513               2,105
Additional paid-in capital                                              1,475,301           1,318,927
Retained earnings (deficit)-Note 5                                       (895,677)           (787,460)
                                                                        ---------           ---------
  TOTAL STOCKHOLDERS' EQUITY                                              583,687             533,572
                                                                        ---------           ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $1,083,306           $ 852,465
  ------------------------------------------                           ==========          ==========

<PAGE 16>

                                 HEARTSOFT, INC.
                                 Tulsa, Oklahoma

                              STATEMENTS OF INCOME
                               FOR THE YEARS ENDED
                  MARCH 31, 1996 (AUDITED) AND 1995 (UNAUDITED)


                                                                                   (Unaudited)

                                                                             1996                1995
                                                                         --------            --------
REVENUE
--------
Sales                                                                  $1,158,817           $ 508,850
Less returns and discounts                                               (356,693)            (22,955)
                                                                        ---------           ---------
  NET SALES                                                               802,124             485,895

COST OF GOODS SOLD                                                         60,271              42,071
------------------

  GROSS PROFIT                                                            741,853             443,824
                                                                        ---------           ---------
OPERATING EXPENSES
------------------
Salaries and employee benefits                                            316,624             143,370
Advertising                                                               164,078              44,377
Office rental                                                              45,066              28,568
Interest                                                                   32,449               4,560
Legal and professional                                                     48,133              18,879
Payroll taxes and other taxes                                              21,071               2,849
Telephone                                                                  29,697              15,607
Depreciation                                                              121,228              86,833
Other expenses                                                            102,247              61,509
                                                                         --------            --------
  TOTAL OPERATING EXPENSES                                                783,393             406,552
                                                                         --------            --------
  INCOME (LOSS) BEFORE INCOME TAXES                                      (138,740)             37,272

INCOME TAXES-DEFERRED-NOTE 5                                              (30,523)              6,905
---------------------------                                              --------            --------

  NET INCOME (LOSS)                                                     $(108,217)          $  30,367
  -----------------                                                     =========           =========

EARNINGS (LOSS) PER COMMON SHARE
--------------------------------
 Primary                                                                  $(0.02)               $0.01
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