Form 10KSB
period 1999-03-31
HEARTSOFT INC
filed 1999-11-18
CIK 836562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
                    For the fiscal year ended March 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from          to

                       Commission file number 033-23138-D


                                 HEARTSOFT, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                           87-0456766
----------------------------------       ---------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   or organization)

             3101 North Hemlock Circle, Broken Arrow, Oklahoma 74012
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (918) 251-1066
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

            Title of each class                       Name of each exchange
                                                      on which registered

                None                                          None
            ------------                                  -------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $.0005
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]
 Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the year ended March 31, 1999 was $ 527,915.

The aggregate market value of the voting stock held by non-affiliates at March 31, 1999 was $12,124,104. This amount was computed using the average bid and ask price as of March 31, 1999. For purposes of this computation, all officers, directors and 5% beneficial owners of Registrant are deemed to be affiliates.

As of March 31, 1999, the issuer had outstanding a total of 9,157,214 shares of its $.0005 par value Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes    No X
                                                              ---   ---

                                 HEARTSOFT, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS



ITEM NUMBER AND CAPTION                                                       PAGE NUMBER

PART I

         Cautionary Statement Regarding Forward-Looking Information               4

         Risk Factors                                                             4

1.       Description of Business                                                  9

2.       Description of Property                                                 13

3.       Legal Proceedings                                                       14

4.       Submission of Matters to a Vote of Security Holders                     14

PART II

5.       Market for Common Equity and Related Stockholder Matters                14

6.       Management's Discussion and Analysis or Plan of Operation               15

7.       Financial Statements                                           F-1 to F-16

8.       Changes In and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                       18

PART III

9.       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act              18

10.      Executive Compensation                                                  19

11.      Security Ownership of Certain Beneficial Owners and Management          19

12.      Certain Relationships and Related Transactions                          20

13.      Exhibit and Reports on Form 8-K                                         20

PART I

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-KSB contains "forward-looking" statements regarding potential future events and developments affecting the business of Heartsoft, Inc., a Delaware corporation ("Heartsoft," or the "Company," including its subsidiary described in Item 1). Such statements relate to, among other things:

- future operations of Heartsoft, including the impact of any year 2000 issues encountered by Heartsoft;
- the development of new products and distribution channels and product sales;
-      competition for customers for Heartsoft's products;
- the uncertainty of developing or obtaining rights to new products that will be accepted by the market;
- the timing of the introduction of new products into the market; o the limited market life of Heartsoft's products; and
-      other statements about Heartsoft or the educational software market.

Forward-looking statements may be indicated by the words "expects," "estimates," "anticipates," "intends," "predicts," "believes" or other similar expressions. Forward-looking statements appear in a number of places in this Form 10-KSB and may address the intent, belief or current expectations of Heartsoft and its Board of Directors and Management with respect to Heartsoft and its business. Heartsoft's ability to predict results or the effect of any future events on Heartsoft's operating results is subject to various risks and uncertainties. Some of these risks and uncertainties include competition for products and customers, the Company's ability to develop or obtain rights to new products and the limited market life of Heartsoft's current products. See also "Management's Discussion and Analysis or Plan of Operation."

                                  RISK FACTORS

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY

The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including:

-      changes in the level of operating expenses;
-      demand for the Company's products;
- the introduction of new products and product enhancements by the Company or its competitors;
-      changes in customer budgets;
-      competitive conditions in the industry; and
-      general economic conditions.

Further, the Company's customers often experience delays associated with internal authorization procedures when purchasing the Company's products. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks outside the Company's control including customers' budgetary constraints and internal authorization reviews. The Company historically has operated with little backlog because its software products are generally shipped as orders are received. The Company cannot ensure that it will be profitable in future quarters.

RAPID TECHNOLOGICAL CHANGE

The educational software market is subject to rapid technological change, new product introductions, evolving industry standards and changes in customer demands. The introduction of new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success will depend in part on its ability to enhance existing products and to develop new products that meet changing client requirements. The Company is in the process of developing a secure Internet browser for children. The development of any new products utilizing the Internet involves significant technical risks. The Company may not be successful in developing and marketing product enhancements or new products. The Company could experience difficulties that delay or prevent the successful development and marketing of product enhancements or new products. The Company cannot guarantee that any new products and product enhancements it may introduce will achieve market acceptance.

INTENSE COMPETITION

The educational software market is highly competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors including:

- the timely development and introduction of new products and product enhancements;
-      product functionality;
-      product performance;
-      price;
-      product reliability;
-      customer service and support;
-      sales and marketing efforts; and
-      product distribution.

Some of the Company's primary and potential competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources as well as established channels of distribution. As a result, these competitors may be able to respond more quickly to emerging technologies and changes in customer requirements and can devote greater resources to their businesses. The Company also expects that competition will increase as a result of software industry consolidation. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or prospective customers. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, operating results and financial condition. The Company can not ensure it will be able to compete successfully against current or future competitors.

MANAGEMENT OF CHANGING BUSINESS; DEPENDENCE ON MANAGEMENT AND KEY EMPLOYEES

The Company has experienced significant changes in its business, including an expansion in the Company's staff and customer base, and the expansion of its product lines. Such changes have placed and may continue to place a significant strain on the Company's management and operations. In order to manage such change in the future, the Company must continue to enhance its operational, financial and management information systems and to hire, train and manage employees. If the Company is unable to implement these systems and manage such changes effectively, the Company's business, operating results and financial condition could be materially and adversely affected.

The Company believes that its future success will also depend in large part upon its ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense. The Company cannot ensure that it will be successful in attracting and retaining the personnel it requires to continue growing. Because of the Broken Arrow, Oklahoma (Tulsa Metropolitan area) location of the Company's headquarters, the Company may have difficulty in attracting and retaining qualified management and technical employees who may be required to move to become employed by the Company.

The Company's success depends to a significant extent on the performance and continued services of its senior management and certain other key employees. The loss of one or more of senior management and key employees could have a material adverse effect upon the Company. In October 1999, the Company began entering into employment agreements with its executive officers in order to reduce the risk of loss of key employees.

PROTECTION OF INTELLECTUAL PROPERTY

The Company's success is heavily dependent upon its confidential and proprietary intellectual property. The Company presently has no patents or patent applications pending. Rather, the Company relies primarily on a combination of copyright, trademark and trade secrets laws, confidentiality procedures and contractual provisions to protect its proprietary rights. Trade secret and copyright laws afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as well as the laws of the United States. The Company cannot guarantee that its means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

The Company does not believe that any of its products infringe upon the proprietary rights of third parties. However, third parties could claim infringement by the Company with respect to current or future products. The Company expects that software product developers such as itself will increasingly be subject to infringement claims as the number of products in the educational software market increase and the functionality of such products overlap. Defense of any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. Any dispute regarding the proprietary rights of third parties could have a material adverse effect upon the Company's business, operating results and financial condition.

MANAGEMENT OF GROWTH

The Company is experiencing a period of transition and product introductions that has and may continue to place a significant strain on its resources. Expansion of the Company's product lines, additional product development and product introductions, or acquisitions of other technologies, will further place a strain on the Company's resources and personnel when added to the day-to-day activities of the Company. In particular, the Company is currently developing a new secure Internet browser for children, INTERNET SAFARI-Registered Trademark-, scheduled to be released during the first quarter of the calendar year 2000.

RISK OF PRODUCT DEFECTS

Prior to release of new products or upgrades to existing products, the Company conducts exhaustive testing of those products. However, despite testing, new products or enhancements may contain undetected errors or "bugs" that are discovered only after a product has been installed and used by customers. There can be no assurance that such errors will not be discovered in the future. Such errors can cause delays in shipments that materially and adversely affect the Company's competitive position and operating results. Although the Company has not experienced material adverse effects resulting from any such errors to date, the Company cannot ensure that its new products or releases will be error free even after commencement of commercial shipments. Discovery of errors in the Company's products after the commencement of commercial shipping could result in the following:

-      loss of revenues;
-      delays in market acceptance;
-      diversion of development resources;
-      damage to the Company's reputation; and
-      increased service and warranty costs.

Any of these occurrences could have a material adverse effect upon the Company's business, financial condition and results of operations.

DEPENDENCE ON PRINCIPAL PRODUCTS

To date, the Company has derived substantially all of its revenue from the sale of its 40 educational products. Accordingly, the Company's results will depend on continued market acceptance of these existing products and acceptance of its new products, including INTERNET SAFARI-Registered Trademark-. Failure to achieve such acceptance could have a material adverse effect on the Company's financial condition and results of operations.

DEVELOPMENT OF NEW PRODUCTS AND ENHANCEMENT OF EXISTING PRODUCTS

In order to remain competitive in the educational software market, the Company must develop and introduce new products and product enhancements on a timely basis. If the Company fails to develop and introduce new products and enhancements on a timely basis, it could have a material adverse effect on the Company's financial condition and results of operations.

YEAR 2000 ISSUES

Many existing computer systems and software products do not properly recognize dates after December 31, 1999. This "Year 2000" problem could result in miscalculations, data corruption, system failures or disruptions of operations. The Company has reviewed its internal systems and believes that such systems are Year 2000 compliant. However, the Company can not ensure that Year 2000 errors or defects will not be discovered in the Company's internal software systems. If such errors or defects are discovered, the costs of making the Company's internal systems Year 2000 compliant could be material.

The Company is subject to potential Year 2000 problems affecting the systems of its customers and the systems of its vendors. Additionally, changing purchasing patterns of customers impacted by Year 2000 issues may result in reduced resources available for purchases of educational software. These problems could also have a material adverse effect on the Company's financial condition and results of operations.

Year 2000 errors or defects in the internal systems maintained by the Company's vendors could require the Company to incur significant unanticipated expenses to remedy any problems or replace affected vendors. In order to limit its exposure to potential Year 2000 inventory problems, the Company has established relationships with various different sources of raw materials. The Company is also prepared to increase its inventory of critical raw materials to offset any unexpected delays in receiving such inventories. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Year 2000 Issues"

LIMITED RESOURCES

Although the Company believes that its current cash reserves and cash flows from operations will be adequate to fund its operations for at least the next twelve months, such resources may be inadequate. Consequently, the Company may require additional operating funds during or after such period. Additional financing may not be available on favorable terms or at all. The

Company is currently planning a private placement of equity to be completed by the first calendar quarter of 2000. If the Company raises additional funds by selling stock, the percentage ownership of the Company's current shareholders will be reduced. If the Company cannot raise adequate funds to satisfy its capital requirements, the Company may have to limit its operations significantly. The Company's future capital requirements depend upon many factors, including:

- the rate at which the Company expands its sales and marketing operations;
-      the extent to which the Company develops its products;
-      the rate at which the Company updates its technology;
-      the Company's ability to complete its planned private placement;
-      the rate at which the Company expands; and
- the response of competitors to the Company's product and service offerings.

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

Heartsoft, Inc. was incorporated in the State of Delaware on June 2, 1988, under the name "Davenport Company". In July, 1988, Davenport made a public offering of its stock in furtherance of the objective of seeking and acquiring an interest in a prospective business opportunity. In May, 1989, Davenport acquired all of the issued and outstanding stock of Heartsoft, Inc., a Delaware corporation ("Heartsoft - Delaware"). As part of such acquisition Davenport caused Heartsoft - Delaware to be merged into Davenport on June 21, 1989. Davenport then changed its corporate name to Heartsoft, Inc.

Heartsoft is engaged in the design and publishing its own proprietary educational software products for distribution to the education market and consumer market. On August 16, 1991, Heartsoft formed Heartsoft Software, Inc., an Oklahoma corporation and a wholly owned subsidiary of Heartsoft. Heartsoft Software, Inc. conducts the actual day-to-day operations of the Company.

PRODUCTS AND MARKETS

The Company believes that there are two basic markets for educational software technology - the education market and the consumer or retail market. The education market consists of both school systems and individual educators requiring core curriculum materials and supplemental materials for use in the classroom. The consumer market consists of individuals who purchase educational software for use in the home. Sales to the consumer market are generally made through retail outlets such as:

-      computer and software specialty stores;
-      warehouse clubs;
-      general merchandise outlets;
-      Internet service providers (ISPs);

- original equipment manufacturers (OEMs) such as Dell, Compaq, Gateway, Apple, etc.; and
-      on-line Internet stores, also known as e-commerce solutions.

Because the Company perceived the competition and barriers to entry into the consumer market to be extremely high, it has chosen to concentrate first on the educational market, then to expand into the consumer market.

During the first calendar quarter of 1999, the Company began development of INTERNET SAFARI-Registered Trademark-, a secure Internet browser for children. This proprietary product has been under in-house development and is expected to be available during the first calendar quarter of 2000. INTERNET SAFARI-Registered Trademark- is designed for children ages 4 through 12 years to help simplify their use of the Internet. INTERNET SAFARI-Registered Trademark- will offer its young users access to the Internet with an exciting cartoon interface built around a safari theme with jungle sounds, music and animation. The new browser will also utilize artificial intelligence combined with advanced image detection and analysis software to protect users from inappropriate Internet content such as adult content, pornography, violence, hate crimes, etc. INTERNET SAFARI-Registered Trademark- will be distributed to both the consumer and educational markets.

With respect to products created for the education market, the Company's primary emphasis during product development is on content and instructional methodology. In the education market, as opposed to the consumer market, products enjoy a longer life span and obsolescence is less of a concern. This difference can be attributed, in part, to the fact that users in the education market tend to upgrade hardware much less frequently than users in the consumer market. Additionally, products in the education market often have life-spans as long as 7 years because such products are based on core curriculum concepts that do not change significantly from year to year.

The consumer market tends to be much more volatile than the education market. Advances in computer technology spur the introduction of newer and faster computers almost on a monthly basis. As a result, publishers are constantly introducing new software to take advantage of these improved technologies and consumer software products become obsolete much sooner than education software, often on the order of two to three years. Educational software publishers who cater to the consumer market incur substantially increased development costs associated with more frequent product introduction or upgrades to existing products in order to remain competitive.

While the Company currently receives nearly all of its income from sales to the education market, the introduction of INTERNET SAFARI-Registered Trademark- in early 2000 will mark the beginning of the Company's move into the consumer market.

The Company is not aware of a dominant company or companies that offer curriculum materials of the type the Company offers in the education market. The majority of the companies offering products to the education market focus on large network solutions or integrated learning systems, which result in a comprehensive curriculum-based solutions. While such building-wide curriculum solutions are comprehensive in nature, they are very expensive, often costing between $50,000 to $100,000 per building.

One of the Company's best selling proprietary titles is THINKOLOGY-Registered Trademark-, a software series that teaches young children the skills of critical thinking and higher order reasoning skills. Released in late 1998, THINKOLOGY-Registered Trademark- has garnered the prestigious Media & Methods Portfolio Award for 1999. THINKOLOGY-Registered Trademark- has also received several favorable reviews in top educational and consumer magazines, including FamilyPC and Multimedia Schools.

Other popular Heartsoft titles include:

- TOMMY THE TIME TURTLE, an animated turtle that teaches children ages 5-7 how to tell time;
- COIN CHANGER, which introduces children ages 5-7 to the denominations of coins; and
- the HEARTSOFT BESTSELLER SITE LICENSE, which consists of 12 of the Company's top selling titles under a license allowing the teacher to copy the software for every computer in the school.

The Company relies on a professional sales staff with many years of experience and extensive contacts in the education software market to sell the Company's proprietary titles. With respect to its publishing activities, the Company's development staff oversees the development of the software. Additionally, the Company assembles its raw materials creating a final package at its Broken Arrow, Oklahoma facilities. All of the proprietary software titles developed by the Company have been copyrighted. All of the Company's products currently in development will be copyrighted prior to release.

MAJOR CUSTOMERS

Heartsoft markets its products nationwide to many diverse groups that are governed by unrelated buying decisions. No single customer represents a significant portion of the Company's revenues. Heartsoft most effectively strengthens relationships with existing customers by additional and upgrade sales in situations where customers can add to their Heartsoft library.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The most important raw materials purchased by the Company are computer diskettes and pre-duplicated CD-ROMs, both of which are obtained from domestic suppliers. The Company also purchases certain components from domestic manufacturers and printers for its packaging materials. The Company endeavors to obtain the lowest possible cost when purchasing raw materials and components while meeting specified quality standards. The Company is not dependent upon any one source for its raw material or the major components of its manufactured products. The Company anticipates that it will have adequate sources of supplies to meet its manufacturing requirements for the foreseeable future.

MARKETING AND DISTRIBUTION

At November 1, 1999, the Company utilized a sales staff of 5 inside sales people to market its products in the United States and abroad. The Company anticipates hiring 4 additional people in the sales area by December 31, 1999 and 2 full-time outside sales representatives by March 31, 2000. From time to time, the Company also conducts focused direct mail marketing campaigns that support the efforts of its inside sales team. Sales are made directly to individual teachers and to regional school systems and districts, with shipments being made from the Company's Broken Arrow office to the purchaser.

The Company's products and sales strategy focus on a "niche" market within the consumer and educational markets. Three of the Company's best selling products, HEARTSOFT BESTSELLER SITE LICENSE (covering 12 software titles) and HEARTSOFT K-8 LIBRARY (containing all 38 titles in the current product line) and its most recent release, THINKOLOGY-Registered Trademark-, sell from prices ranging from approximately $400 to $1,400, depending on the configuration. Further, each product license allows multiple use of the software throughout the school. Within the consumer, or home market, the Company's products sell in the price range from approximately $10 to over $100 depending on configuration and educational support materials.

To support and service its customers, the Company supplies technical support through its in-house technical support team.

The Company's warranty on its products is lifetime for content, and one year for disc errors.

RESEARCH AND DEVELOPMENT

All research and development activities of the Company are company-sponsored, rather than customer-sponsored. Research and development costs are capitalized as incurred once technological feasibility has been established. Ongoing work includes completion of its new secure Internet browser for children, INTERNET SAFARI-Registered Trademark-, as well as two additional titles in its critical thinking skill series, THINKOLOGY-Registered Trademark-.

BACKLOG

The Company has no current order backlog and has experienced minimal occurrences in the past. Each order is filled on demand with sophisticated, high-speed diskette duplicators that can duplicate a disk in as little as 25 seconds. The Company utilizes companies that provide CD-ROM duplication services in five to fifteen business days. Any production delays are most frequently caused by delays in raw material receipt. These delays rarely exceed 24-48 hours.

WORKING CAPITAL PRACTICES

Working capital practices in the industry software center on inventories and accounts receivable. The Company regularly reviews its working capital components in order to maintain the lowest level necessary in light of anticipated needs. The Company's working capital requirements are generally met through a bank revolving credit facility, which currently permits allowable borrowings up to $100,000. In anticipation of continuing the Company's policy of growth, the Company is planning a private placement of equity securities in the first quarter of the calendar year 2000. The Company anticipates that the combination of the proceeds received upon completion of its private placement of equity and its available bank credit will be sufficient to meet its working capital needs through the fiscal year ended 2000.

SEASONALITY

The Company experiences mild seasonality in its sales patterns, with the peak buying periods in the October through December quarter and the April through June quarter.

COMPETITION

The Company competes with approximately two dozen other educational software developers. These competitors have sales ranging from less than $1 million to over $100 million. Heartsoft differentiates itself on the basis of price, total value and quality of product.

EMPLOYEES

At November 1, 1999, the Company had 18 full-time employees and 3 part-time employees, none of whom are represented by unions. Management considers its relations with its employees to be good.

COPYRIGHTS, PATENTS, TRADEMARKS, LICENSES AND CONCESSIONS

The Company routinely copyrights its proprietary software titles. All of its proprietary titles developed to date have been copyrighted. Further, the Company has filed registered trademarks on its corporate name, and its leading-edge proprietary products. As of November 1, 1999, the Company holds the following registered trademarks, Heartsoft, Inc.-Registered Trademark-, INTERNET SAFARI-Registered Trademark-, and THINKOLOGY-Registered Trademark-.

ENVIRONMENTAL MATTERS

The Company's operations are of a nature that laws concerning the environment do not substantially affect the Company's domestic operations. The Company believes that it presently complies with these laws and that future compliance will not materially adversely affect the Company's earnings or competitive position.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company leases its principal office location in Broken Arrow, Oklahoma, a suburb of Tulsa. The Broken Arrow office, which includes both executive offices and production space, contains 4,350 square feet (1,200 sq. ft. of production/warehouse space and 3,150 sq. ft. of office space), located in a business office park at 3101 N. Hemlock Circle, Broken Arrow, Oklahoma. The lease is for a five-year term expiring October of 2000. As of November 1, 1999, the Company was in negotiations with its landlord to increase its office space by approximately 30% within the same facility. Further, the Company is currently considering a new five-year lease that would expire on November 30, 2004. This new lease would provide that the Company become the building's anchor tenant with first-right-of-refusal of all additional space totaling over 10,000 square feet, and options to purchase the building should it become available through sale or auction.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the period from March 31, 1998 through March 31, 1999.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded over the counter (symbol: HTSF). The range of high and low bid information for the Company's Common Stock during the last two years, as reported by the NASDAQ Stock Market, Inc., was as follows:



        Quarter Ended                      High Bid          Low Bid
        -------------                      --------          -------
        June 30, 1997                      $0.84375          $0.4375
        September 30, 1997                 $0.7500           $0.3750
        December 31, 1997                  $0.6875           $0.34375
        March 31, 1998                     $0.5000           $0.34375
        June 30, 1998                      $0.53125          $0.40625
        September 30, 1998                 $0.4375           $0.1500
        December 31, 1998                  $0.2500           $0.1250
        March 31, 1999                     $5.9375           $0.1700

The above quotes reflect inter-dealer prices without retail mark-up or markdown or commissions, and may not represent actual transactions.

As of March 31, 1999, there were 462 holders of record, and approximately 3,000 beneficial owners, of the Company's Common Stock.

Since its inception, no cash dividends have been paid on the Company's Common Stock and the Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

YEAR 2000 ISSUES

The Year 2000 issue developed because most computer systems and programs were designed to record years (e.g. "1998") as two-digit fields (e.g. "98"). When the year 2000 begins, these systems may interpret "00" as the year 1900 and may stop processing date-related computations or process them incorrectly. To prevent this occurrence, Heartsoft has examined its computer systems and programs and determined that the Company's internal information systems and software applications will manage dates beyond December 31, 1999. While the Company believes that it has allocated sufficient time and resources to identify any potential Year 2000 issues, no absolute assurances can be given that these efforts have been successful.

The Company updates its computer hardware and software on a regular basis. As updates have occurred, the Company has taken steps to ensure that such updates are Year 2000 compliant. The Company does not expect to incur any material costs in the future related to Year 2000 issues. However, this expectation is based, in part, upon using various assumptions about future events including the third party modification plans to their operating systems. The Company does not expect the cost of addressing any Year 2000 issue to be a material event or uncertainty that would have a material adverse effect on future results of operations or financial condition.

The Company's operations are also dependent on the Year 2000 readiness of third parties that do business with Heartsoft. The Company is dependent on third-party suppliers of such infrastructure elements as, but not limited to, telephone services, electric power, and water. The Company has identified and initiated formal communications with key suppliers and service providers to determine the extent to which it will be vulnerable to such parties' failures to address and resolve their Year 2000 issues. Although the Company is not aware of any known third party problem that will not be corrected, it has limited information concerning the Year 2000 readiness of third parties. If the Company's suppliers' systems are not modified to become Year 2000 compliant, the Year 2000 issue may have a material impact on the results of operations and financial condition of the Company. The Company is presently unable to assess the likelihood that it will experience significant operational problems due to unresolved Year 2000 problems of third parties.

The Company believes the worst-case scenarios that it may be confronted with respect to the Year 2000 issues have to do with the possible failure of third party systems over which it has no control. Some of these third parties include power and telephone providers, and vendors that supply manufactured products and services.

The Company also believes that it has created a reasonable contingency plan with regards to Year 2000 issues under its control, namely the identification of back-up suppliers for its inventory needs as discussed earlier.

RESULTS OF OPERATIONS

The Company derives revenue from product sales which are published by Heartsoft, Inc. on a proprietary basis. The Company sells its products in North America primarily to the education market through and in-house sales team and a network of educational software resellers, many of whom do large direct mail campaigns of software catalogs to schools through out the U.S. and Canada.

The Company's top selling products during fiscal 1998, were titles from the THINKOLOGY-Registered Trademark- series and products in THE HEARTSOFT BESTSELLERS SITE LICENSE SERIES. Each of these products are seeing increased unit sales to the education market as the Company is gaining greater market penetration and expertise in selling to educators.

The Company's most recent product release, THINKOLOGY-Registered Trademark-which teaches critical thinking skills to early learning students was introduced by the Company as a complete solution in mid-1998 and products introduced to the education market often see at least a six month to 1 year ramp-up period before significant revenues gains can be realized. An average software title such as THINKOLOGY-Registered Trademark-will see a 5 year lifespan in the education market:

PRODUCT LIFE SPANS


                       Year 1           Year 2            Year 3            Year 4           Year 5
% of Revenues:          10%               20%              30%               25%              15%

During fiscal 1998, Company conducted numerous maintenance upgrades to its 37 curriculum based titles and introduced THINKOLOGY-Registered Trademark-, a 3 CD-ROM series, which increased sales opportunities across the board.

Over the last few years, as the company focused a substantial portion of its operating budgets to new product development, revenue growth rates from sales of the Company's products have fluctuated substantially.

During the year ended March 31, 1999, total sales decreased 9%, as compared to 1998. Net sales were 6.1% lower for the year ended March 31, 1999 compared to March 31, 1998, levels mainly due to small fluctuations in advertising campaigns and changes in internal sales staff personnel.

OPERATING EXPENSES

Total G&A expenses decreased 20%, for the year ended March 31,1999, as compared to the year ended March 31, 1998. Total payroll expense increased 2% compared with payroll expense for the year ended March 31, 1998. With the completion of the Company's new critical thinking skills product, THINKOLOGY-Registered Trademark-, the company began to focus a substantial portion of its resources to building an inside sales team. This enchanced focus on sales is reflected in an increase in sales payroll expense which rose 35% in the year ended March 31, 1999, as compared to the year ended March 31, 1998.

Also, during the year ending March 31, 1999, the Company was able to decrease administrative payroll expense by 16% when compared to the year earlier figures. This decrease was attributable to increased efficiencies within the organization's administrative office and the implementation of job cross-training which allowed redundant administrative positions to be eliminated.

GAIN ON SALE OF AN ASSET VS. LICENSING INCOME

During fiscal year ended March 31, 1997, the Company entered into an agreement with three Canadian Limited Partnerships to sell a 45% minority interest in its HEARTSOFT K-8 LIBRARY product line. In turn the Canadian Limited Partnerships licensed back to Heartsoft the exclusive marketing and sales rights to their 45% interest in the K-8 Library.

The net cash proceeds from these transactions to the Company were $485,895 in fiscal 1998, and $153,277 in fiscal 1999. As a part of the sale transactions, the Company also received Notes Receivable from the Partnerships for approximately $2,250,000, payable from revenues received by the partnership for sales of their portion of the K-8 Library.

On or about November 1, 1999, management of the Company became aware of the possibility that the Company had a potential liability to the Canadian Limited Partnerships, which could approach $1 million due to certain tax ramifications for the Partnerships.

However, as a result of management's analysis and discussions with the Partnership's general manager, management has concluded that there is no substantial basis for liability in connection with the Canadian Limited Partnerships. The Company is not contemplating any further sale of its assets as described above.

In previous public communications of the Company's operating results, the net proceeds of the Canadian Limited Partnership transactions had been reported as licensing income, included in operating income. In the accompanying financial statements, the cash portion of the Canadian Limited Partnership transactions is being reported as a gain on the sale of an asset, which appears below operating income.

FINANCIAL CONDITION AND LIQUIDITY

Total assets at March 31, 1999, decreased 29% from the preceding year. The change can be attributed to reduced accounts receivable. The reduction is due primarily to better collection efforts associated with sales to the education market, tighter credit policies, and a stronger emphasis on qualified sales resulting in less product being sent out for review. The Company did not incur any major capital expenditures for the year ended March 31, 1999.

The Company's working capital needs are met primarily by its bank revolving credit facility which is collateralized by accounts receivable and inventory. As of March 31, 1999, the Company also relied on a short-term bank loan, secured by the Company's assets and personal guarantees of the Company's Chairman, which matures in December 1999.

As of March 31, 1999, the Company was in the process of raising additional capital through certain stock transactions in the form of a private placement.

ITEM 7. FINANCIAL STATEMENTS.

The Financial Statements and supplementary data of the Company are set forth on pages F-1 through F-16 inclusive, found at the end of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following sets forth information as of March 31, 1999 concerning the Company's executive officers and directors:


             -------------------------------------------------------------------------------------
             NAME                          AGE      POSITION
             -------------------------------------------------------------------------------------
             Benjamin P. Shell, Jr.        36       Chairman  of the Board,  President  and Chief
                                                    Executive Officer
             -------------------------------------------------------------------------------------
             Jimmy L. Butler, Jr.          36       Director, Vice-President of Development, and
                                                    Secretary
             -------------------------------------------------------------------------------------

BENJAMIN P. SHELL, CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE
OFFICER

As a co-founder of Heartsoft, Benjamin Shell has played a key role in the development and growth of the Company since its inception. Since 1989, Mr. Shell has served as the Company's President, Chief Executive Officer and Chairman of the Board of Directors. Not only has he overseen the development of over 60 of the Company's former and current software titles, but he is also personally responsible for programming more than 50 of those titles himself. Mr. Shell's insight into the use of educational software by children and development continues to produce Heartsoft's unique product style.

JIMMY L. BUTLER, DIRECTOR, VICE-PRESIDENT OF DEVELOPMENT, AND SECRETARY

As a co-founder of Heartsoft, Jimmy Butler has more than ten years of educational software development experience with the Company. Mr. Butler served as Vice-President of Marketing from 1987 to 1993. His diverse exposure to the educational and software industry includes:

-        designing and implementing direct mail campaigns;
-        market analysis;

-        telemarketing;
-        direct sales to school administrators;
-        new product design;
-        content writing; and
-        hosting dozens of national trade shows.

Mr. Butler also works in the areas of corporate imaging, marketing position, new product development, crossover markets, public relations and advertising campaigns.

Mr. Butler has held the position of Vice-President of Development since 1993. In this position, Jimmy was recently responsible for the conversion of 40 products to the Macintosh platform, from conceptualization to final release.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation received by the chief executive officer of the Company. During the past three calendar years, none of the executive officers of Heartsoft received a total annual salary and bonus that exceeded $100,000.

                           SUMMARY COMPENSATION TABLE


                                            ANNUAL COMPENSATION                 ALL OTHER
                                            -------------------                 COMPENSA-
NAME AND PRINCIPAL POSITION                 YEAR     SALARY                     TION(1)
---------------------------                 ----     ------                     -------
Benjamin P. Shell,                          1999     $46,800                    $9,444
President and Chief Executive Officer       1998     $46,800                    $9,561
                                            1997     $39,000                    $9,561

(1) All Other Compensation consists of car allowance provided by the Company.

None of the executive officers currently hold options to purchase the Company's stock. None of the executive officers of the Company were granted options to purchase the Company's stock or exercised options to purchase the Company's stock within the last fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1999 by (i) each director, (ii) each of the named executive officers, (iii) all executive officers and directors of the Company as a group, and (iv) all those known by the Company to be beneficial owners of more than five percent of the Company's Common Stock. This table is based upon information supplied by officers, directors and principal shareholders. Subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.


                                                                         BENEFICIAL OWNERSHIP
                                                                         --------------------
NAME AND ADDRESS                                                NUMBER                    PERCENTAGE
OF BENEFICIAL OWNER                                            OF SHARES                   OF TOTAL
-------------------                                            -------------------------------------
Benjamin P. Shell, Chairman of the Board
President, and Chief Executive Officer
3101 North Hemlock Circle
Broken Arrow, OK 74102                                            930,564                  10.15%

Jimmy L. Butler, Director, Vice-President,
Development, and Secretary
3101 North Hemlock Circle
Broken Arrow, OK 74102                                            854,249                   9.32%

All executive officers and directors
as a group (2 persons)                                          1,784,813                  19.47%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   Exhibits:


              EXHIBIT NO.  DESCRIPTION
--------------------------------------------------------------------------------
              3.1          Articles of Incorporation of the Company,
                           incorporated by reference to the Company's Form 10-K
                           for the fiscal year ended March 31, 1989.

              3.2          By-Laws, incorporated by reference to the Company's
                           Form 10-K for the fiscal year ended March 31, 1989.

              4.1          Specimen of Certificate for Heartsoft, Inc. Common
                           Stock.

              10.1         Corporate Note to Dale Hill dated October 21, 1998.

              10.2         Corporate Note to Dale Hill dated February 10, 1998.

              10.4         Promissory Note dated October 16, 1999 to Tulsa
                           National Bank.

              10.5         Promissory Note dated December 16, 1999 to Bank of
                           Oklahoma.

              10.6         Equipment Lease with Auto & Equipment Leasing by
                           Flex, Inc. dated February 12, 1998.


              10.7         Software Agreement dated May 16, 1997 between
                           Heartsoft, inc. and Heartsoft 1997 Limited
                           Partnership.

              10.8         Acquisition Note dated May 16, 1997 from Heartsoft
                           1997 Limited Partnership.

              10.9 Assumption Agreement dated April 30, 1997 by and among Heartsoft 1997 Limited Partnership, Heartsoft,
                           Inc. and Limited Partners.

              10.10        Joint Venture Agreement dated May 16, 1997 between
                           Heartsoft, Inc. and Heartsoft 1997 Limited
                           Partnership.

              10.11        Software Agreement dated July 30, 1997 between
                           Heartsoft, Inc. and Heartsoft II 1997 Limited
                           Partnership.

              10.12        Acquisition Note dated July 30, 1997 from Heartsoft
                           II 1997 Limited Partnership.

              10.13        Assumption Agreement dated July 30, 1997 by and among
                           Heartsoft II Limited Partnership, Heartsoft, inc. and
                           Limited Partners.

              10.14        Joint Venture Agreement dated July 30, 1997 between
                           Heartsoft, Inc. and Heartsoft II 1997 Limited
                           Partnership.

              10.15        Software Agreement dated October 28, 1997 between
                           Heartsoft, Inc. and Heartsoft III 1997 Limited
                           Partnership, incorporated by reference to the Company's Form DEF 14C as of October 4, 19997 (SEC
                           File # 033-23138-D).

              10.16        Acquisition Note dated October 28, 1997 from
                           Heartsoft III 1997 Limited Partnership, incorporated by reference to the Company's Form DEF 14C as of October 4, 19997 (SEC File # 033-23138-D).

              10.17        Assumption Agreement dated July 30, 1997 by and among
                           Heartsoft III 1997 Limited Partnership, Heartsoft,
                           Inc. and Limited Partners.

              10.18        Joint Venture Agreement dated October 28, 1997
                           between Heartsoft, Iinc. And Heartsoft III 1997
                           Limited Partnership, incorporated by reference to the Company's Form DEF 14C as of October 4, 19997 (SEC
                           File # 033-23138-D).


              10.19 Lease dated April 16, 1992, as amended, for commercial office space in Broken Arrow, Oklahoma.

              21.1         Subsidiaries of Heartsoft.

              23.1         Consent of Tullius Taylor Sartain & Sartain LLP.

              27.1         Financial Data Schedule.

       (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the period from December 31, 1998 to March 31,
              1999.




                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HEARTSOFT, INC.
                                  (Registrant)

Date:  11/17/99         /s/ Benjamin P. Shell
     ------------       --------------------------------------------------------
                        Benjamin P. Shell, Chairman of the Board, President, and
                        Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  11/17/99         /S/ Benjamin P. Shell
     ------------       --------------------------------------------------------
                        Benjamin P. Shell, Chairman of the Board, President, and
                        Chief Executive Officer
                        (Principal Executive Officer and Principal Financial
                        Officer)

Date:  11/17/99         /S/ James L. Butler, Jr.
     ------------       --------------------------------------------------------
                        Jimmy L. Butler, Jr., Vice-President

Date:  11/17/99         /S/ Kathy David
     ------------       --------------------------------------------------------
                        Kathy David, Controller




INDEX                                                                                   PAGE
Report of Independent Auditors...........................................................F-2

Balance Sheet as of March 31, 1999.................................................F-3 - F-4

Statements of Operations for the Fiscal Years Ended March 31, 1999 and 1998..............F-5

Statements of Changes in Stockholders' Equity for the Years Ended
March 31, 1999 and 1998..................................................................F-6

Statements of Cash Flows for the Years Ended
March 31, 1999 and 1998..................................................................F-7

Notes to Financial Statements.....................................................F-8 - F-16

                           INDEPENDENT AUDITORS' REPORT

The Board of Directors
Heartsoft, Inc.

We have audited the accompanying balance sheet of Heartsoft, Inc., as of March 31, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heartsoft, Inc. as of March 31, 1999, and the results of its operations and its cash flows for the two years then ended, in conformity with generally accepted accounting principles.

                      TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma
November 9, 1999

                                 HEARTSOFT, INC.

                                  BALANCE SHEET

                                 March 31, 1999


ASSETS
Current assets:
    Cash                                                                         $41,589
    Accounts receivable, trade, net of allowances
      of $135,256                                                                 46,598
    Inventories, at cost                                                          20,351
    Other                                                                         14,599
                                                                         ---------------------

Total current assets                                                             123,137

Property and equipment, at cost:
    Property and equipment                                                       145,228
    Less accumulated depreciation                                                 92,290
                                                                         ---------------------

Property and equipment, net                                                       52,938


Other assets:
     Developed software, net                                                     619,546
     Other                                                                         2,689
                                                                         ---------------------

Total other assets                                                               622,235
                                                                         ---------------------

Total assets
                                                                                $798,310
                                                                         =====================


                         See notes to financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Accounts payable, trade                                                      $193,740
     Notes payable, current                                                        281,376
     Accrued expenses                                                               92,900
                                                                         ---------------------

Total current liabilities                                                          568,016

Notes payable, noncurrent                                                          213,146

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $0.01 par value, 5,000,000 shares
        authorized, 379,875 shares issued                                            3,799
     Common stock, $0.0005 par value, 30,000,000 shares
        authorized, 9,157,214 shares issued                                          4,579
     Additional paid-in capital                                                  3,239,478
     Deficit                                                                    (3,230,708)
                                                                         ---------------------


Total stockholders' equity                                                          17,148
                                                                         ---------------------
                                                                         ---------------------

Total liabilities and stockholders' equity                                        $798,310
                                                                         =====================

                         See notes to financial statements.

                                 HEARTSOFT, INC.

                            STATEMENTS OF OPERATIONS

                       Years ended March 31, 1999 and 1998




                                                                                 1999                  1998
                                                                         -------------------------------------------
Net sales
                                                                                 $527,915              $560,128

Costs and expenses:
    Costs of production                                                            102,600               126,885
    Sales and marketing                                                            239,756               233,704
    General and administrative                                                     544,751               683,673
    Depreciation and amortization                                                  181,697               167,600
                                                                         -------------------------------------------

Total operating expenses                                                         1,068,804             1,211,862
                                                                         -------------------------------------------

Operating loss                                                                    (540,889)             (651,734)

Other income and expense:
    Gain on sale of interest in software library                                   153,277               485,895
    Interest expense                                                              (121,897)             (162,802)
    Other, net                                                                     (10,608)              (45,785)
                                                                         -------------------------------------------

                                                                                                         277,308
                                                                                    20,772
                                                                         -------------------------------------------

Loss before income taxes and unusual item                                         (520,117)             (374,426)

Income taxes                                                                             -
                                                                                                        -
                                                                         -------------------------------------------

Loss before unusual item                                                          (520,117)             (374,426)

Unusual item - costs associated with closing
    Dallas sales office                                                             (6,964)              (89,022)
                                                                         -------------------------------------------

Net loss
                                                                                 $(527,081)            $(463,448)
                                                                         ===========================================

Net loss per common share - basic and diluted
                                                                                   $(0.07)               $(0.08)
                                                                         ===========================================

                       See notes to financial statements.

                                 HEARTSOFT, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       Years ended March 31, 1999 and 1998



                                                                      Additional
                            Preferred Stock         Common Stock        Paid-in     Accumulated
                          --------------------- ---------------------
                            Shares     Amount     Shares     Amount     Capital       Deficit        Total
                          ----------- --------- ----------- --------- ------------ -------------- -------------
Balance, March 31, 1997   1,218,500   $12,185   5,396,390    $2,698    $2,517,341    $(2,240,179)   $292,045

Common stock issued in
  lieu of preferred
  dividends                      -          -      51,900        26           (26)            -            -
Sale of common stock                              522,033       261       188,141             -      188,402
Stock issued as
  consideration                  -          -     358,834       180       193,081             -      193,261
Net loss                         -          -           -         -             -      (463,448)    (463,448)
                          ----------- --------- ----------- --------- ------------ -------------- -------------

Balance, March 31, 1998   1,218,500    12,185   6,329,157     3,165     2,898,537    (2,703,627)     210,260

Convert preferred
  stock to common         (838,625)    (8,386)    670,900       336         8,050             -            -
Warrant exercise                                  444,600       222                                      222
Sale of common stock             -          -   1,373,730       687       263,555             -      264,242
Stock issued as
  consideration                  -          -     338,827       169        69,336             -       69,505

Net loss                         -          -           -         -             -      (527,081)    (527,081)
                          ----------- --------- ----------- --------- ------------ -------------- -------------

Balance, March 31,1999     379,875     $3,799   9,157,214    $4,579    $3,239,478    $(3,230,708)   $ 17,148
                          =========== ========= =========== ========= ============ ============== =============

                        See notes to financial statements.

                                 HEARTSOFT, INC.

                            STATEMENTS OF CASH FLOWS



                       Years ended March 31, 1999 and 1998


                                                                                   1999                  1998
                                                                           --------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         $(527,081)            $ (463,448)
Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
       Depreciation and amortization                                               181,697                167,600
       Issuance of stock for goods and services                                     69,505                193,079
       Gain on sale of software library                                           (153,277)              (485,895)
       Changes in:
          Accounts receivable                                                      221,498               (205,506)
          Prepaid expense                                                           (3,234)                61,468
          Inventories                                                              (10,744)                (1,773)
          Accounts payable                                                          14,559                 58,267
          Accrued expenses                                                          69,878                (54,932)
                                                                           --------------------- ---------------------

Net cash used in operating activities                                             (137,199)              (731,140)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs                                            (136,128)              (205,228)
Payments for the purchase of property                                                    -                (42,148)
                                                                           --------------------- ---------------------

Net cash used in investing activities                                             (136,128)              (247,376)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from sale of software library                                             165,512                498,130
Proceeds from issuance of long-term debt                                           345,000                289,678
Proceeds from issuance of common stock                                             264,465                188,584
Net borrowings (repayments) under line of credit                                  (152,500)                 1,378
Principal payments on notes payable                                               (311,972)                     -
                                                                           --------------------- ---------------------

Net cash provided by financing activities                                          310,505                977,770
                                                                           --------------------- ---------------------

Net increase (decrease) in cash                                                     37,178                   (746)
Cash at beginning of year                                                            4,411                  5,157
                                                                           --------------------- ---------------------

Cash at end of year                                                              $  41,589             $    4,411
                                                                           ===================== =====================

Supplemental disclosures:
    Cash paid during the year for interest                                       $  46,676             $   50,264
                                                                           ===================== =====================

                                 HEARTSOFT, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1999 and 1998

                       See notes to financial statements.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Heartsoft, Inc., including its subsidiary described below ("Heartsoft" or the "Company"), a publicly held Delaware corporation, was formed on January 15, 1988. On August 16, 1991, Heartsoft Software, Inc., an Oklahoma corporation, was organized as a wholly owned subsidiary of Heartsoft, in which the actual day-to-day operations of the Company are conducted.

The Company is engaged in publishing its own proprietary educational software and licensing technological products for distribution to the education market. The Company sells its products to schools and to end-users through telephone sales and direct response reseller catalogs. The Company's principal market is in the United States and Canada.

REVENUE RECOGNITION

Revenues from the sale of software products are recognized upon shipment, provided that no significant obligations remain outstanding and collection of the receivable is probable. Shipments of software previews to customers include the right of return for 45 days. Sales on these shipments are not recognized until expiration of the preview period. Allowances for estimated returns are provided at the time of sale. The Company evaluates the adequacy of allowances for returns and doubtful accounts primarily based upon its evaluation of historical and expected sales experience. The allowances for returns and doubtful accounts are based upon information available at the reporting date. To the extent the future market, customer mix, channels of distribution, product pricing and general economic and competitive conditions change, the estimated allowances required for returns and doubtful accounts may also change.

INVENTORIES

Inventories consist primarily of raw materials such as CD- ROM and floppy discs and manuals. They are stated at the lower of cost, determined by using the first-in, first-out method, or market.

ADVERTISING AND MARKETING COSTS

The Company expenses advertising costs, excluding co-operative advertising, as incurred. Co-operative advertising programs are initially capitalized and then expensed over the period of the specific contract for services. Capitalized advertising costs are not material at March 31, 1999. Advertising costs totaled $125,686 and $130,244 for the years ended March 31, 1999 and 1998, respectively.

DEPRECIATION

The Company's property and equipment is carried at cost and depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method over a seven-year period for both financial reporting and federal income tax purposes.

DEVELOPED SOFTWARE

Costs for new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. Once the project reaches technological feasibility, all software development costs are capitalized until the project is ready for release. Software development costs are amortized on the straight-line method over a maximum of seven years or the expected life of the product, whichever is less. Amortization expense of software development costs was $162,533, and $148,436 for the years ended March 31, 1999, and 1998, respectively.

INCOME TAXES

Deferred tax liabilities and assets are determined based on the differences between the financial statement basis and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes," also requires a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, accounts receivable, accounts payable and accrued expense amounts reported in the accompanying balance sheet approximate fair value. Accounts receivable are unsecured. Based on the borrowing rates currently available to the Company, the carrying amounts reported in the accompanying balance sheet for notes payable approximate fair value.

CONCENTRATIONS OF CREDIT RISK

Heartsoft markets to educators nationwide, which is a large, diverse group governed by unrelated buying decisions. Thus, no single customer represents a significant portion of the Company's revenues or accounts receivable. The education market consists of both school systems and individual educators requiring core curriculum materials as well as supplemental materials.

EMPLOYEE STOCK OPTIONS

When the exercise price of employee stock options equals or exceeds the market value of the stock at date of grant, the Company recognizes no compensation expense.

EARNINGS PER SHARE

The Company follows SFAS No. 128, "Earnings Per Share," ("SFAS 128"), which requires the presentation of basic and diluted earnings per share. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. As the Company has no common stock equivalents at March 31, 1999 and 1998, basic net loss per share equals diluted net loss per share.

NEW ACCOUNTING STANDARDS

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1998. The Company has no comprehensive income items for the two years in the period ended March 31, 1999. Therefore, net loss equals comprehensive income. The Company considers that it operates in only one business segment. The Company will adopt SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities" during 2001. Currently, the Company does not engage in hedging activities or transactions involving derivatives.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions regarding items such as allowances for sales returns and uncollectible accounts, and valuation allowances for deferred tax assets that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - CANADIAN LIMITED PARTNERSHIPS

During 1997, the Board of Directors of the Company authorized the sale of an aggregate undivided 45% interest of the Company's "K-8 Library" (the "Software Library") pursuant to the terms of a Software Agreement ("Software Agreement") entered into between the Company and Heartsoft 1997 Limited Partnership, Heartsoft II 1997 Limited Partnership, and Heartsoft III 1997 Limited Partnership, all Ontario, Canada limited partnerships (the "Partnerships").

The Partnerships were formed by their general partner to acquire the investment in the Software Library and to take advantage of certain Canadian tax laws. The general partner of the Partnerships, which is unrelated to Heartsoft, is responsible for their operation. The Company has no involvement or association with the Partnerships other than through the Joint Venture Agreement.

Pursuant to the terms of the Software Agreement, the Company sold 45% interest in the Software Library for $4,940,000 (Canadian), less related expenses, which was payable 30% in cash and 70% by promissory notes (the "Acquisition Notes") bearing interest at 5%, due in 2007. The Acquisition Notes are payable from funds generated by the Partnerships through a joint venture with the Company (evidenced by a Joint Venture Agreement).

Pursuant to the Joint Venture Agreement between the Company and the Partnerships, Heartsoft retained the sole marketing rights, while Heartsoft and the Partnerships jointly share in the revenues attributable to the future sales of product utilizing the Software Library. The Partnerships are entitled to 100% of all "gross sales" each year until all interest owed to the

Company under the Acquisition Notes is paid in full. After all interest has been paid, and until all principal and interest has been paid, the Partnerships and the Company each are entitled to 50% of the "gross margin" from sales attributable to the interest in the Software Library. The "gross margin" is all gross revenues generated from the interest in the Software Library, less returns, discounts and cost of goods sold. After the Acquisition Notes have been paid in full (including all accrued interest), the Company is entitled to 75% of the gross margin, and the Partnerships the remaining 25%.

As of January 1, 1999, the Company has the option to terminate the Joint Venture and reacquire the interest in the Software Library at a price to be negotiated in good faith.

After sales commissions and other expenses, the Company realized U.S.$ 663,444. After deducting the allocable cost of the Software Library, the Company reported gain on sale of $485,895 in fiscal 1998 and $153,277 in fiscal 1999. The gain associated with the Acquisition Notes has been deferred because its realization depends on the Company's success in marketing the Software Library, resulting in no net carrying value for the Acquisition Notes. Such gain will be recognized as the Acquisition Notes are collected. In fiscal 1999, interest on the Acquisition Notes amounted to $112,313, and the principal balances were reduced by $26,800. Since these amounts are realized through software sales, they are reported in the statements of operations as such. The principal balance of the Acquisition Notes at March 31, 1999, is approximately $2,250,000.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 1999:


         Office furniture, fixtures and equipment                         $    71,326
         Production and development equipment                                  64,671
         Leasehold improvements                                                 9,231
                                                                        ----------------

                                                                          $   145,228
                                                                        ================

Depreciation expense was $19,164 for each of the years ended March 31, 1999 and 1998.

NOTE 4 - NOTES PAYABLE

Notes payable consist of the following at March 31, 1999:


         Notes payable to individuals at rates ranging
             from 5% to 20%, due on demand                               $   165,000

         Revolving line of credit due April 1999 with
             with interest due monthly at National Prime
              + 1.00% (8.75% at March 31, 1999)                               97,500

         Revolving line of credit due December 1999


             with interest due monthly at National Prime
             + 1.50% (9.25% at March 31, 1999)                                95,530

         Note payable to a bank, due $481 monthly including interest at
             9.5%, with remaining unpaid principal due October 1999,
             secured by a vehicle                                              4,613

         Note payable to a bank, due $1,050 monthly including interest at
             National Prime + 2% (9.75% at March 31, 1999), due
             November 1999                                                    18,012

         Note payable to a finance company, $4,575 monthly including interest at 14.82%, due February 2001, secured by property
             and equipment                                                   113,867
                                                                        ----------------

         Total                                                               494,522

         Current portion                                                     281,376
                                                                        ----------------

         Noncurrent portion                                              $   213,146
                                                                        ================

The notes payable to individuals are collateralized by the Company's common stock. Subsequent to March 31, 1999, several individuals exchanged notes having a principal balance of $140,000 for shares of common stock. As a result, such notes are classified as noncurrent. The remaining balance of the noncurrent portion of $73,146 is due in fiscal 2001.

The revolving line of credit due April 1999 is secured by inventory, accounts and general intangibles of the Company and is guaranteed by officers of the Company. The note contains certain restrictive covenants limiting the Company's ability to incur additional debt or merge with or acquire another company.

The revolving line of credit due December 1999, provides for maximum borrowings of $100,000 and is secured by stock, inventory, property and equipment.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company leases office facilities under an operating lease for $4,805 per month plus adjustments over the life of the lease. Rental expense was $56,382 and $53,757 for the years ended March 31, 1999 and 1998, respectively. Future annual payments under operating leases are $57,660 for fiscal 2000 and $19,220 for fiscal 2001.

The Company's management is concerned about reported operating losses and cash flow deficits for the year ended March 31, 1999. In order to reverse the trend of losses, the Company is planning to introduce significant new products during fiscal 2000. In addition, management intends to add significant strength to the Company's marketing staff and capabilities. In order to finance continuing operations while these new business initiatives are being implemented, management intends to raise capital through private placements of common stock. In September 1999, the Company sold 1,000,000 shares of common stock for net proceeds of $828,000 after commissions and placement expenses.

NOTE 6 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

As of March 31, 1997 and 1998, the Company had outstanding 1,218,500 shares of preferred stock, $0.01 par value. The preferred stock is convertible into common stock at the rate of .8 shares of common stock per share of preferred stock. During fiscal 1999, 838,625 preferred shares were converted into 670,900 shares of common stock. Subsequent to March 31, 1999, virtually all preferred shares have been converted to common.

COMMON STOCK

During the years ended March 31, 1999 and 1998, the Company entered into various agreements with vendors under which the vendors received shares of Company common stock in exchange for their services. The Company issued 338,827 and 268,834 shares of its common stock during the years ended March 31, 1999 and 1998, respectively, under these agreements and recognized, general and administrative expenses of $69,505 and $143,104. The transactions were valued based on the underlying price of the Company's common stock on the dates of issuance.

At March 31, 1997 and 1998, the Company had outstanding warrants to purchase 444,600 shares of common stock at par value. Such warrants were exercised in fiscal 1999.

EMPLOYEE BENEFIT AND STOCK OPTION PLAN

The Heartsoft, Inc. Employee Benefit and Stock Option Plan ("Plan") was effective June 15, 1997, and terminates June 30, 2005. Awards under the Plan may be granted by the Heartsoft Board of Directors in the form of stock issuance, incentive stock options, or nonqualified stock options. The total number of shares of common stock as to which stock issuances or options may be granted under the Plan shall be 2,000,000. The option price of incentive stock options shall not be less than 100% of the fair market value of the stock on the date of grant. The option price of nonqualified stock options shall not be less than 25% of the fair market value of the stock on the date of grant. The duration of each option granted shall not exceed 10 years.

During the years ended March 31, 1999 and 1998, no stock options were issued under the Plan. However, employees were granted 90,000 shares of stock in 1998 for which general and administrative expenses were charged $49,975.

The weighted-average grant date fair value of shares issued to vendors and employees during the years ended March 31, 1999 and 1998, was $.21 and $.54, respectively.

NOTE 7 - INCOME TAXES

At March 31, 1999, the Company had approximately $3,250,000 in net operating loss carryforwards ("NOL's") expiring in 2009 through 2014. Management believes that the Company does not meet the criteria for recognizing the tax benefit of net operating loss carryforwards as a deferred tax asset and has established a valuation allowance for the entire balance of the NOL's.

There are no material temporary differences between the bases of assets and liabilities for income tax and financial reporting purposes that would give rise to deferred tax assets and liabilities. Therefore, no provision for income taxes has been reflected in the Company's statements of operations.

NOTE 8 - UNUSUAL ITEM

In January 1997, the Company's board of directors, by unanimous consent, agreed to discontinue the Company's Advanced Technologies Division in Dallas, Texas. Although the division had been in existence for only 18 months, it was unable to reach profitability, and the Company's board of directors unanimously agree that continued investment in the division would not cause a turn-around in the immediate future. In connection with closing the Advanced Technologies Division, the Company incurred $6,964 and $89,022 in expenses during the years ended March 31, 1999 and 1998, respectively, and is reflected as an unusual item in the statements of operations.

NOTE 9 -- EARNINGS PER SHARE

Basic and diluted EPS for the years ended March 31, 1999 and 1998, were computed as follows:


                                                                     1999                        1998
                                                          --------------------------- ----------------------------
Basic EPS computation:

Net loss                                                                $(527,081)                 $(463,448)
                                                          =========================== ============================

Weighted average shares outstanding                                     7,746,136                  6,017,327
                                                          --------------------------- ----------------------------

Basic and diluted net loss per share
                                                                          $ (0.07)                   $ (0.08)
                                                          =========================== ============================