Form 10QSB
period 1999-06-30
HEARTSOFT INC
filed 1999-11-18
CIK 836562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended         June 30, 1999
                                          -------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________to ________________


            Commission file number      033-23138-D
                                  ---------------------------------------------

                                 HEARTSOFT, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                 87-0456766
---------------------------------------     -----------------------------------
   (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                  Identification No.)

             3101 North Hemlock Circle, Broken Arrow, Oklahoma 74012
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (918) 251-1066
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

As of June 30, 1999, 9,935,230 shares of Heartsoft, Inc. Common Stock, $0.0005 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                       HEARTSOFT, INC. - QUARTERLY REPORT
                                TABLE OF CONTENTS



         PART I.           FINANCIAL INFORMATION                                        PAGE
                  Item 1:  Balance Sheet as of June 30, 1999                            3

                           Statement of Income as of June 30, 1999                      4

                           Statement of Cash Flow - Three Months Ending
                           June 30, 1999                                                5

                  Item 2:  Management's Discussion and Analysis or Plan
                            of Operations                                               6


         PART II.          OTHER INFORMATION                                            PAGE
                  Item 1:  Legal Proceedings                                            13

                  Item 2: Changes in Securities                                         13

                  Item 3: Defaults Upon Senior Securities                               13

                  Item 4: Submission of Matters to a Vote of Security Holders           13

                  Item 5: Other Information                                             14

                  Item 6: Exhibits and Reports on Form 8-K                              14


                           Signature Page                                               14

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  BALANCE SHEET
                               AS OF JUNE 30, 1999


                                                                   30-Jun-99                    31-Mar-99
ASSETS
CURRENT ASSETS
    Cash                                                             63,947                       41,589
    Accounts Receivable                                              39,957                       46,598
    Inventories                                                      12,955                       20,351
    Prepaid Expenses                                                 13,035                       14,599
Total Current Assets                                                129,894                      123,137

Plant, Property and Equipment
    Plant, Property and Equipment                                   148,432                      145,228
    Accumulated Depreciation                                        -97,081                      -92,290
Total Plant, Property and Equipment                                  51,351                       52,938

OTHER ASSETS
    Developed Software, net                                         652,318                      619,546
    Other                                                             2,689                        2,689
Total Other Assets                                                  655,007                      622,235

Total Assets                                                        836,252                      798,310

LIABILITIES
CURRENT LIABILITIES
    Accounts Payable                                                198,106                      193,740
    Accrued Liabilities                                              92,900                       92,900
    Current Portion - long-term Debt                                281,376                      281,376
Total Current Liabilities                                           572,382                      568,016

LONG TERM LIABILITIES
    Loans Payable - Long-term                                       213,146                      213,146

Total Liabilities                                                   785,528                      781,162

EQUITY
    Preferred Stock
    Common Stock                                                      4,968                        4,585
    Additional Paid in Capital                                    3,428,271                    3,243,271
    Retained Earnings                                            -3,382,515                   -3,230,708
    Treasury Stock
Total Equity                                                         50,724                       17,148
        Total Shareholders' Equity                                   50,724                       17,148
Total Liabilities and shareholders' Equity                          836,252                      798,310

                               STATEMENT OF INCOME
                           THREE MONTHS ENDED JUNE 30


                                                                 30-Jun-99                       30-Jun-98
Net Sales                                                          124,374                          177,062

Costs and expenses:
    Costs of production                                             20,803                           29,989
    Sales and Marketing                                             50,639                           49,150
    General and administrative                                     152,448                          136,534
    Depreciation and amortization                                   44,883                           47,153

Total operating expenses                                           268,774                          262,826

Operating Loss                                                    -144,400                          -85,764

Other income and expenses
    Gain on sale of interest in software library                         0                          116,941
    Interest expense                                                -8,112                           -9,442
    Other (net)                                                        705                              626

Loss before income taxes                                          -151,807                           22,361

Income taxes                                                             0                                0

Loss before unusual item                                          -151,807                           22,361

Unusual item - costs associated with closing                             0                                0
    Dallas sales office

Net loss                                                          -151,807                           22,361

Net loss per common share - basic and diluted                        (0.02)                           0.001

                             STATEMENT OF CASH FLOW
                        THREE MONTHS ENDED JUNE 30, 1999


CASH FLOW FROM OPERATING ACTIVITIES
        Net Income (Loss)                                                      (151,807)

        Change in Current Assets
        Net Receivables                                                            6,641
            Inventory                                                              7,396
            Prepaid Expenses                                                       1,564

        Change in Current Liabilities
        Accounts Payable                                                           4,366
        Loan Payable
        Other Current Liabilities                                                      -

Total Cash Flow from operating activities                                      (131,840)

Cash Flow from investing activities
        Developed Software                                                      (72,864)
        Property, Plant & Equipment                                                6,378
        Depreciation on Disposed Assets                                          (4,791)
        Intangible Assets                                                         40,092
Total Cash Flow from investing activities                                       (31,185)

Cash Flow from financing activities
        Long-Term Debt                                                                 -
         Paid-In Capital                                                         185,383
        Retained Earnings                                                              -
Total Cash Flow from financing activities                                        185,383

Net Increase (Decrease) in Cash                                                   22,358

Beginning Cash Balance                                                            41,589
Net Increases (Decrease) in Cash                                                  22,358

Ending Cash Balance                                                               63,947

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-QSB contains "forward-looking" statements regarding potential future events and developments affecting the business of Heartsoft, Inc., a Delaware corporation ("Heartsoft," or the "Company," including its subsidiary). Such statements relate to, among other things:

- future operations of Heartsoft, including the impact of any year 2000 issues encountered by Heartsoft;
- the development of new products and distribution channels and product sales;
-        competition for customers for Heartsoft's products;
- the uncertainty of developing or obtaining rights to new products that will be accepted by the market;
-        the timing of the introduction of new products into the market;
-        the limited market life of Heartsoft's products; and
-        other statements about Heartsoft or the educational software market.

Forward-looking statements may be indicated by the words "expects," "estimates," "anticipates," "intends," "predicts," "believes" or other similar expressions. Forward-looking statements appear in a number of places in this Form 10-QSB and may address the intent, belief or current expectations of Heartsoft and its Board of Directors and Management with respect to Heartsoft and its business. Heartsoft's ability to predict results or the effect of any future events on Heartsoft's operating results is subject to various risks and uncertainties. Some of these risks and uncertainties include competition for products and customers, the Company's ability to develop or obtain rights to new products and the limited market life of Heartsoft's current products.

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

-        general economic conditions.

Further, the Company's customers often experience delays associated with internal authorization procedures when purchasing the Company's products. For these and other reasons, the sales cycles for the Company's products are typically lengthy and subject to a number of significant risks outside the Company's control including customers' budgetary constraints and internal authorization reviews. The Company historically has operated with little backlog because its software products are generally shipped as orders are received. The Company can not ensure that it will be profitable in future quarters.

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

The Company's success depends to a significant extent on the performance and continued services of its senior management and certain other key employees. The loss of one or more of senior management and key employees could have a material adverse effect upon the Company. In October 1999, the Company began entering into employment agreements with its key employees in order to reduce the risk of loss of key employees.

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

OVERVIEW

Heartsoft, Inc. is a publicly held Delaware Corporation, incorporated January 15, 1988, and traded OTC (Symbol: HTSF). Presently, 30,000,000 shares of common stock are authorized, with 9,935,230 shares issued and outstanding. During the period from April, 1999 to June, 1999, the high and low bids for the Company's stock, as reported by the National Association of Securities Dealers, Inc, were $2.00 and $1.2188 respectively.

Heartsoft is engaged in the design and publishing of its own proprietary educational software products for distribution to the education market and consumer market. To date, Heartsoft's Core Products Division has designed and published more than 40 educational software titles. One of the Company's best selling proprietary titles is THINKOLOGY-Registered Trademark-, a software series that teaches young children the skills of critical thinking and higher order reasoning skills. Released in late 1998, THINKOLOGY-Registered Trademark- has garnered the prestigious Media & Methods Portfolio Award for 1999. THINKOLOGY-Registered Trademark- has also received several favorable reviews in top educational and consumer magazines, including FamilyPC and Multimedia Schools.

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

NET REVENUES

Net Sales of the Company's educational computer software for the 3 months ending June 30, 1999, were $124,374 compared to $177,062 for the same period one year ago, a decrease of 42%.

INDUSTRY TRENDS AFFECT SALES

The educational technology industry is composed of both hardware and software sales to schools. Sales in these categories tend to run counter to one another and in any given year will be proportionally much higher in one than the other. It is management's opinion that the industry is currently favoring the sales of hardware and products related to the building of the Internet infrastructure. Consequently, software sales have not been as strong as in years past. Management believes that cyclical forces will move customer buying habits back to historical growth trends.

COST OF GOODS SOLD
The Company includes in cost of goods sold all costs associated with the acquisition of components, assembly of the finished product, warehousing and shipping. The costs associated with production of product for the quarter ending June 30, 1999 was $20,803 compared to $29,989. Both numbers reflect a 17% cost of goods sold.

OPERATING EXPENSES
General operating expenses increased 46% for the quarter ended June 30, 1999 when compared to the quarter ended June 30, 1998. The increase in operating expenses can be attributed to expenses related to the research for development of the INTERNET SAFARI-Registered Trademark-. Development costs are capitalized once the product has reached technical feasibility. Prior to a product reaching technical feasibility, all expenses related to research are expensed. Costs associated with Sales and Marketing for already existing product lines rose 13% compared to the quarter ended June 30, 1998. The increase in Sales and Marketing expense is directly related to a company-wide emphasis on marketing THINKOLOGY-Registered Trademark-.

NET INCOME
The Company realized a loss in the quarter ending June 30, 1999 of $151,807 compared to a profit of $22,361 for the quarter ending June 30, 1998. This loss was incurred as a result of unexpected trends in the education industry. Research showed greater emphasis in Internet and hardware purchasing and a decrease in software purchases. Revenue in both reseller and educational channels declined. Additionally, the Company experienced costs related to development of the INTERNET SAFARI-Registered Trademark-.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 1999, the Company's principal sources of liquidity included cash and accounts receivables of $103,904. During the quarter ending June 30, 1999, the company began implementation of Phase II of a structured growth plan. Management believes that although current liquidity will sustain the Company at it's present growth rate, additional funding will be required in order to compete in the Internet industry. Management shall continue to seek additional capital through equity and debt instruments to fund Phase III of the growth plan.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 29, 1999, the Franklin Group, Inc. ("Franklin") filed a petition against Heartsoft in the District Court of Tulsa County, the State of Oklahoma. Franklin alleges that Heartsoft failed to tender common stock of the Company owed to Franklin due to services Franklin provided pursuant to a Business Consulting and Public Relations Agreement ("Consulting Agreement"). Franklin alleges that it fully performed under the terms of the Consulting Agreement and it is entitled to 25,000 free trading shares and 150,000 restricted shares of Heartsoft's common stock. Franklin has requested a judgment against Heartsoft for these shares or, in the alternative, the cash equivalent of such shares plus reasonable attorney's fees and costs. This matter is still in the early stages of discovery.

ITEM 2.  CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        A.    Exhibits:

              27.1   Financial Data Schedule.

        B.    Reports on Form 8-K:

              There were no reports on Form 8-K filed by the Company during the fiscal quarter ended June 30, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HEARTSOFT, INC.
                                           (Registrant)

Date:    11/17/99                          /s/ Benjamin P. Shell
     ----------------------           -----------------------------------------
                                      Benjamin P. Shell, Chairman of the Board,
                                      President, and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    11/17/99                          /s/ Benjamin P. Shell
     ----------------------           -----------------------------------------
                                      Benjamin P. Shell, Chairman of the Board,
                                      President, and Chief Executive Officer
                                      (Principal Executive Officer and Principal
                                      Financial Officer)

Date:    11/17/99                          /s/ Kathy David
     ----------------------           -----------------------------------------
                                      Kathy David, Controller