Form 10QSB
period 1999-09-30
HEARTSOFT INC
filed 1999-11-18
CIK 836562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                     to


                     Commission file number 033-23138-D



                                 HEARTSOFT, INC.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                                 87-0456766
    -------------------------------                    ------------------
    (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                    Identification No.)

             3101 NORTH HEMLOCK CIRCLE, BROKEN ARROW, OKLAHOMA 74012
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (918) 251-1066
      ---------------------------------------------------------------------
                           (Issuer's telephone number)

      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


As of September 30, 1999, 10,977,130 shares of Heartsoft, Inc. Common Stock, $0.0005 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                       HEARTSOFT, INC. - QUARTERLY REPORT
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                               PAGE
         Item 1:  Balance Sheet as of September 30, 1999                       3

                  Statement of Income as of September 30, 1999                 4

                  Statement of Cash Flow - Three Months Ending                 5
                  September 30, 1999

         Item 2:  Management's Discussion and Analysis                         6
                  or Plan of Operations

PART II. OTHER INFORMATION                                                   PAGE
         Item 1:  Legal Proceedings                                           13

         Item 2: Changes in Securities                                        14

         Item 3: Defaults Upon Senior Securities                              14

         Item 4: Submission of Matters to a Vote of Security Holders          14

         Item 5: Other Information                                            14

         Item 6: Exhibits and Reports on Form 8-K                             14

                  Signature Page                                              15

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  BALANCE SHEET
                            AS OF SEPTEMBER 30, 1999

                                                       30-Sep-99    30-Jun-99
Assets
Current Assets
    Cash                                                 378,482        63,947
    Accounts Receivable                                   48,484        39,957
    Inventories                                            5,232        12,955
    Prepaid Expenses                                      40,224        13,035
Total Current Assets                                     472,422       129,894

Plant, Property and Equipment
    Plant, Property and Equipment                        168,775       148,432
    Accumulated Depreciation                             -92,290       -97,081
Total Plant, Property and Equipment                       76,485        51,351

Other Assets
    Developed Software, net                              693,903       652,318
    Other                                                  2,689         2,689
Total Other Assets                                       696,592       655,007

Total Assets                                           1,245,499       836,252

Liabilities
Current Liabilities
    Accounts Payable                                     169,498       198,106
    Accrued Liabilities                                   92,900        92,900
    Current Portion - long-term Debt                     198,876       281,376
Total Current Liabilities                                461,274       572,382

Long Term Liabilities
    Loans Payable - Long-term                            213,146       213,146

Total Liabilities                                        674,420       785,528

Equity
    Preferred Stock
    Common Stock                                           5,489         4,968
    Additional Paid in Capital                         4,187,955     3,428,271
    Retained Earnings                                 -3,622,365    -3,382,515
    Treasury Stock
Total Equity                                             571,079        50,724
Total Shareholders' Equity                               571,079        50,724


        Total Liabilities and shareholders' Equity      1245499       836252

                               STATEMENT OF INCOME
                      THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                       30-Sep-99    30-Sep-98
Net Sales                                                 47,885       139,579

Costs and expenses:
    Costs of production                                   22,461        28,172
    Sales and Marketing                                   44,296        43,863
    General and administrative                           172,252       105,470
    Depreciation and amortization                         44,883        47,667

Total operating expenses                                 283,892       225,172

Operating Loss                                          -236,007       -85,593

Other income and expenses
    Gain on sale of interest in software library               0        58,570
    Interest expense                                       5,506           786
    Other (net)                                           -1,663          -588

Loss before income taxes                                -239,850       -27,221

Income taxes                                                   0             0

Loss before unusual item                                -239,850       -27,221

Unusual item - costs associated with closing                   0         8,435
    Dallas sales office

Net loss                                                -239,850       -35,656

Net loss per common share - basic and diluted              0.022         0.005

                             STATEMENT OF CASH FLOW
                         THREE MONTHS ENDED SEPTEMBER 30

CASH FLOW FROM OPERATING ACTIVITIES
        Net Income (Loss)                                           (239,850)

        Change in Current Assets
        Net Receivables                                               (8,527)
            Inventory                                                  7,723
            Prepaid Expenses                                         (27,189)

        Change in Current Liabilities
        Accounts Payable                                              38,190
        Loan Payable                                                  82,500
        Other Current Liabilities                                          -

Total Cash Flow from operating activities                           (147,153)

Cash Flow from investing activities
        Developed Software                                           (41,585)
        Property, Plant & Equipment                                  (15,552)
        Depreciation on Disposed Assets                               (9,582)
        Intangible Assets
Total Cash Flow from investing activities                            (66,719)

Cash Flow from financing activities
        Long-Term Debt                                                     -
         Paid-In Capital                                             768,257
        Retained Earnings                                           (239,850)
Total Cash Flow from financing activities                            528,407

Net Increase (Decrease) in Cash                                      314,535

Beginning Cash Balance                                                63,947
Net Increase (Decrease) in Cash                                      314,535

Ending Cash Balance                                                  378,482

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

- the development of new products, distribution channels and product sales;

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

OVERVIEW

Heartsoft, Inc. is a publicly held Delaware Corporation, incorporated January 15, 1988, and traded OTC (Symbol: HTSF). Presently, 30,000,000 shares of common stock are authorized, with 10,977,130 shares issued and outstanding. During the period from July, 1999 to September, 1999, the high and low bids for the Company's stock, as reported by the National Association of Securities
Dealers, Inc, were $1.7813 and $1.2188 respectively.

Heartsoft is engaged in the design and publishing of its own proprietary educational software products for distribution to the education market and consumer market. To date, Heartsoft's Core Products Division has designed and published more than 40 educational software titles. One of the Company's best selling proprietary titles is THINKOLOGY-Registered Trademark-, a software series that teaches young children the skills of critical thinking and higher order reasoning skills. Released in late 1998, THINKOLOGY-Registered Trademark-has garnered the prestigious Media & Methods Portfolio Award for 1999. THINKOLOGY-Registered Trademark- has also received several favorable reviews in top educational and consumer magazines, including FamilyPC and Multimedia Schools.

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

NET REVENUES

Net Sales of the Company's educational computer software for the 3 months ending September 30, 1999, were $47,885 compared to $139,579 for the same period one year ago, a decrease of 66%. During the 3 months ended September 30, 1999, the Company substantially discontinued its selling efforts and completely reorganized its sales organization in preparation for the addition of Nita Seng as the company's new Vice President of Sales and Marketing. Ms. Seng was formerly with The Learning Company where she acted as National Director of Education Sales.

Ms. Seng officially began rebuilding the Company's sales organization in October. Ms. Seng will refocus the Company's selling efforts using sales and distribution models tailored more specifically for the Company's newest products and will hire and train sales professionals experienced in selling to the education market. The Company anticipates that it will accelerate hiring in its sales and marketing division under Ms. Seng's guidance through the end of calendar year 1999.

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

COST OF GOODS SOLD

Cost of goods sold account for all costs associated with the acquisition of components, assembly of the finished products, warehousing, shipping and payroll for all personnel associated with the production and shipping of the finished product. Cost of goods sold was 47% of net sales for the quarter ended September 30, 1999. This is a 27% increase when compared to the same quarter ending September 30, 1998. The unforeseen decline in revenue accounts for the increase in cost of goods sold.

OPERATING EXPENSES

General operating expenses increased 48% for the quarter ended September 30, 1999 when compared to the quarter ended September 30, 1998. This rise in operating expenses can be attributed to the addition of Ms. Nita Seng, the Company's new Vice President in Sales and Marketing and to the expenses of expanding the Company's new sales division. Costs associated with Sales and Marketing for already existing product lines rose 24% compared to the quarter ended September 30, 1998. Again this increase is attributed to the necessary expenditures to fully realize the potential of bringing in Ms. Nita Seng. The implementation of Phase II of the growth strategy of the Company has provided sufficient capital to fund the expansion of the Company's sales division.

NET INCOME

The Company realized a loss in the quarter ending September 30, 1999 of $239,850 compared to a profit of $36,656 for the quarter ending September 30, 1998. The net loss was primarily the result of decreased product sales through the quarter as the Company substantially discontinued its selling efforts and completely reorganized its sales organization. Also, the Company saw increased costs associated with the development of its new secure Internet browser for children, INTERNET SAFARI-Registered Trademark-.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company's principal sources of liquidity included cash and accounts receivables of $426,966. During the quarter ending September 30, 1999, the Company was well into Phase II of a structured growth plan. Interim capital was acquired through equity as well as funding by private sources. Management believes that although current liquidity will sustain the Company at its present growth rate, additional funding will be required in order to compete in the Internet industry. Management shall continue to seek additional capital through equity and debt instruments to fund Phase III of the Company's growth plan.

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

Fanklin claims that it fully performed under the terms of the Consulting Agreement and it is entitled to 25,000 free trading shares and 150,000 restricted shares of Heartsoft's common stock. Franklin has requested a judgement against Heartsoft for these shares or, in the alternative, the cash equivalent of such shares plus reasonable attorney's fees and costs.

On August 27, 1999, Heartsoft answered Fanklin's petition by denying that Franklin was entitled to any compensation under the Consulting Agreement. Heartsoft also counterclaimed alleging that Franklin had failed to perform under a separate Marketing Agreement. Heartsoft further alleges that it paid, in advance, for Fanklin's services under the Marketing Agreement by transferring 75,000 shares of the Company to Franklin. Through its counterclaim, Heartsoft is seeking the return of these 75,000 shares or, in the alternative, the cash equivalent of such shares plus reasonable attorney's fees and costs. This matter is still in the early stages of discovery.

ITEM 2.  CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        A.       Exhibits:

            27.1 Financial Data Schedule.

        B.       Reports on Form 8-K:

            There were no reports on Form 8-K filed by the Company during the fiscal quarter ended September 30, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HEARTSOFT, INC.
                                  (Registrant)

Date:  11/17/99            /s/ Benjamin P. Shell
      -------------   --------------------------------------------------------
                      Benjamin P. Shell, Chairman of the Board, President, and
                      Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:   11/17/99           /s/ Benjamin P. Shell
      -------------   --------------------------------------------------------
                      Benjamin P. Shell, Chairman of the Board, President, and
                      Chief Executive Officer
                      (Principal Executive Officer and Principal Financial
                      Officer)

Date:    11/17/99          /s/ Kathy David
      -------------   --------------------------------------------------------
                      Kathy David, Controller