Form 10-Q
period 1995-12-31
HEARTSOFT INC
filed 1999-12-29
CIK 836562

Heartsoft, Inc.
Financial Statements on Form 10Q
for the fiscal quarter ending December 31, 1995

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                        SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                    FORM 10-Q

                         QUARTERLY REPORT UNDER SECTION 13

                    OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDING DECEMBER 31, 1995 COMMISSION FILE NUMBER 33-23138-D

                                 HEARTSOFT, INC.

                  3101 Hemlock Circle, Broken Arrow, Oklahoma 74012
                        Phone 918/251-1066 Fax 918/251-4018



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days. YES   X       NO
                                                 -------       ------

As of December 31, 1995, there were 4,893,570 shares of Heartsoft, Inc. Common Stock, $0.0005 par value outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

                             BALANCE SHEET


                                           December 31, 1995   September 30, 1995
                                           =================   ==================
ASSETS
   Cash and Equivalents                       $  339,557          $   228,505
   Allowance for Return                          102,000              (12,000)
   Other Receivables                                 600                  600
   Inventory                                      10,707               15,851
   Prepaid Advertising                            32,715               42,456
   Deposits                                        3,361                3,361
                                            ---------------      ---------------
   Total Current Assets                          488,940              278,773

   Fixed Assets                                   65,041               61,511
   Developed Software (See Note 2)               570,752              542,744
   Other Intangible Assets                         4,613                4,613
                                         ---------------      ---------------
   Total Other Assets                            640,406              608,868
                                         ---------------      ---------------
   Total Assets                               $1,129,346          $   887,641
                                         ===============      ===============
LIABILITIES
   Accounts Payable - Trade                       71,766               40,986
   Short Term Liabilities                         13,496               47,465
   Taxes Payable                                  37,079               17,788
                                         ---------------      ---------------
   Total Current Liabilities                     122,341              106,239

   Long Term Liabilities                         260,056              175,111
                                         ---------------      ---------------
   Total Liabilities                          $  382,397          $   281,350

STOCKHOLDERS EQUITY
   Retained Earnings                          (1,183,116)          (1,183,116)
   Common Stock                                  308,458              308,458
   Paid-In Capital                             1,319,719            1,328,916
   Net Profit / (Loss)                           301,891              152,033
                                         ---------------      ---------------
   Total Stockholders Equity                    $746,949             $606,291
                                         ---------------      ---------------
   Total Liabilities And
   Stockholders Equity                        $1,129,346          $   887,641
                                         ===============      ===============

------------------------------------------------------------------------

Part I.  FINANCIAL INFORMATION

                           STATEMENT OF INCOME


                               Three months ended      Nine months ended
                                   December 31,          December 31,
                                 1995       1994         1995       1994
                             ==========  =========   ==========  =========
REVENUE
   Gross Sales                 $415,537   $105,244     $967,329   $359,991
                             ---------- ----------   ---------- ----------
   Sales Returns                (30,710)    (1,053)     (92,197)    (5,702)
   Sales Discounts                  (88)      (275)      (1,159)   (13,608)
                             ---------- ----------   ---------- ----------
   Net Sales                    384,738    103,916      873,983    340,681

   Total Cost of Goods           28,769      9,971       78,959     30,579
                             ---------- ----------   ---------- ----------
   GROSS MARGIN                 355,970     93,945      759,024    310,102

EXPENSES
   Payroll Expense               73,120     50,716      190,455    141,850
   Administrative Expense       128,895     40,913      302,678    113,959
                             ---------- ----------   ---------- ----------
   Operating Expense            202,015     91,629      493,133    255,809
                             ---------- ----------   ---------- ----------
   Net Operating Income         153,955      2,316      301,891     54,293
                             ========== ==========   ========== ==========
   Net Income After Taxes (2)  $153,955     $2,316     $301,891    $54,293

   EARNINGS (LOSS) PER SHARE*      0.03       0.00         0.06       0.01



*Primary weighted average common shares outstanding during the period. 1994 - 3,826,215 and 1995 - 4,893,570

------------------------------------------------------------------------

Part I.  FINANCIAL INFORMATION

                      STATEMENT OF CASH FLOWS
              3 Months ended  December 31, 1994, 1995

                                               1995                  1994
                                             ========               ======
Cash Flow from operating activities
  Net Income (Loss)                          $153,955               $2,316
  Change in Current Assets
  Net Receivables                            (213,333)               2,223
     Inventory                                  5,145                3,712
     Prepaid Expenses                          18,462                    0
  Change in Current Liabilities
  Accounts Payable                             21,062               (3,460)
  Loan Payable - Stillwater                   (35,608)               9,500
  Other Current Liabilities                    19,290                    0
                                           -----------           ----------
Total Cash from operating activities          (31,027)              14,291

Cash Flow from investing activities
  Developed Software                          (27,611)              (5,201)
  Property, Plant & Equipment                  (2,151)                (198)
  Depreciation on  Prop, Plant & Equip.             0                1,533
                                           -----------           ----------
Total Cash Flow from investing activities     (29,762)              (3,866)

Cash Flow from financing activities
  Long-Term Debt                               85,445               (2,550)
  Paid-In Capital                              (9,200)                   0
                                           -----------           ----------
Total Cash from financing activities           76,245               (2,550)
                                           -----------           ----------
Net Increase (Decrease) in Cash               $15,456               $7,875
                                           ===========           ==========
Beginning Cash Balance                         $4,989              $16,072
Net Increase (Decrease) in Cash               $15,456               $7,875
                                           -----------           ----------
Ending Cash Balance                           $20,445              $23,946
                                           ===========           ==========



------------------------------------------------------------------------

                         HEARTSOFT, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       December 31, 1995
                          (unaudited)

Note 1.  Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.

Note 2. Developed Software

Intangible assets consist of the following items:

            Developed Computer Software Programs       $570,752

The developed computer software was obtained in a tax-free transfer of assets and liabilities from a merger with Davenport, Co. during 1989. Management feels that based upon the developments expenses incurred by many of the Company's competitors to design and develop similar products, that the
existing software has a value in excess of $1,000,000.   However, the Company
uses advanced development techniques which have significantly reduced its development costs relative to such Competitors.

During 1994 and 1995, the Company completed the conversion of its educational software titles to MS-DOS SVGA and Macintosh computer platforms. At this time, Management has capitalized the cost of its R & D, but may choose to begin expensing those costs as increased profitability will impact the amount of anticipated income tax to be paid over the next 24 months.

In the audit that will occur for the fiscal year ending March 30, 1996 management believes an adjustment will be made to reflect an amortization schedule for capitalized developed software. This adjustment will lower earnings for the current fiscal year and possibly lower earnings for the fiscal year ending March 30, 1995. As with all non-cash items, this amortization will not affect cash flow.

------------------------------------------------------------------------

HEARTSOFT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
December 31, 1995

Overview

Heartsoft, Inc. is a publicly held Delaware Corporation, incorporated January 15, 1988, and traded OTC (Symbol: HTSF). Presently, 30 million shares of stock are authorized, with 4,893,570 shares issued and outstanding. Over the past ninety days, the Company's stock has traded in the $.25 to $1.12 range.

The mission of Heartsoft, Inc. is to create for its shareholders through the development, acquisition, and distribution of advanced multimedia technologies for education in schools and homes.

To date, Heartsoft has designed and published more than 30 educational software titles. The titles range in price from $34.95 to $995 depending on the configuration. These titles are targeted to both public and private U.S. Schools with children in Pre-Kindergarten through the 8th grades. The Company has licensed other products which are targeted at children in grades 4 through 12.

In the last six months, Heartsoft has opened an office in Dallas, Texas to distribute leading-edge technology products to schools. Based on the performance of this office, the Company may use it as a prototype for offices to be opened in other major markets across the country in the next few years.

Since the company's initial formation in 1989, the share holders and managements of Heartsoft, Inc. have contributed over $1.3 million in capital and assets to the Company. The continued financial strategy of Heartsoft emphasizes reinvestment of income for continued growth during the next few years of operations. The Company reached positive cash flow during the last quarter of fiscal 1993 and has maintained a strong rate of growth to date.

Net Revenues

Net Sales of the Company's educational computer software for the 3 months ending December 31, 1995, were $384,738 compared to $103,916 for the same period one year ago.

The increase in revenues can be attributed the Company's direct sales strategy and licensed, third-party software sales. During this quarter, the Company executed an 80,000 piece mailing to schools which resulted in a favorable response. This rate of growth is expected to continue as the Company expands its direct mail activity as well as the sale of third-party technology products.

Cost of Goods Sold

The Company includes in cost of goods sold all costs associated with the acquisition of components, assembly of finished products and shipping. The gross margin of 92.5% for the three-months ended December 31, 1995, improved from the 90.5% for the period one year ago. The higher gross margin can be attributed to sales of higher ticket items for which Cost of Goods Sold is lower.

Operating Expenses

General operating expenses increased across the board from $91,629 for the three months ended December 31, 1994, to $202,015 for the same period ending December 31, 1995.

As a percentage of net sales, operating expenses decreased from 88.2% one year ago to 52.5% for the quarter ending December 31,1995. While the increase in operating costs in support of a large increase in sales was expected, the Company was able to lower the percentage of net sales consumed by operating costs through higher operating efficiency.

Income Tax Provisions

The Company paid no state or federal income tax for the 3 months ending December 31, 1995. Management has retained a tax loss carry forward of $1,183,116 in the form of retained earnings which shall continued to be applied to net profits through fiscal 1995 and 1996.

Net Income

Net income increased to $153,955 for the 3 months ending December 31, 1995 from $2,316 for the same period one year ago. Net income for the period grew as a result of higher operating efficiency and the sale of higher ticket items.

Liquidity and Capital Resources

As of December 31 1995, the Company's principle sources of liquidity included cash and accounts receivables of $339,557 as well as a revolving line of credit with a current limit of $100,000. Management believes that its existing sources of liquidity and anticipated funds from operations will satisfy the working capital and capital expenditures requirements for the foreseeable future.

Since reaching positive cash flow in the last quarter of 1993, the Company has used cash from operations and its line of credit to fund growth in working capital, to acquire equipment and to fund new product development.

------------------------------------------------------------------------

Part II.  OTHER INFORMATION

          Item 1:  LEGAL PROCEEDINGS

                   Not Applicable.

          Item 2:  CHANGES IN SECURITIES

                    Not Applicable.

          Item 3:  DEFAULTS UPON SENIOR SECURITIES

                   Not Applicable.

          Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   Not Applicable.

          Item 5:  OTHER INFORMATION

                   Not Applicable.

          Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

                   A. Exhibits - None

                   B. Reports on Form 8K - None

------------------------------------------------------------------------

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HEARTSOFT, INC.
                                            (Registrant)


                                            /s/ Benjamin P. Shell
                                            -------------------------------
                                               Chairman, Heartsoft, Inc.