Form 10QSB
period 1997-06-30
HEARTSOFT INC
filed 1999-12-29
CIK 836562

Heartsoft, Inc.
Financial Statement on Form 10Q
for the fiscal quarter ending June 30, 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                               FORM 10-QSB

                       QUARTERLY REPORT UNDER SECTION 13

               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR QUARTER ENDING June 30, 1997      COMMISSION FILE NUMBER 33-23138-D

                               HEARTSOFT, INC.
           (Exact name of registrant as specified in its charter)

         Delaware                                       87-0456766
  (State of Incorporation)                   (IRS Employer Identification No.)

       3101 Hemlock Circle, Broken Arrow, Oklahoma        74012
        (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  918/251-1066

Indicate by check mark whether the registrant (1) has filed all reports required to be filed bysection 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months,(or for such shorter period that the registrant was required to file such reports), and (2) hasbeen subject to such filing
requirement for the past 90 days.  YES    X      NO
                                       -------       ------

As of June 30, 1997, there were 5,408,390 shares of Heartsoft, Inc. Common Stock,$0.0005 par value outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

------------------------------------------------------------------------

HEARTSOFT, INC. - QUARTERLY REPORT

                           TABLE OF CONTENTS


                                                                       Page
PART I:  Financial Information

Item 1:  Balance Sheet as of  June 30, 1997                            3

         Statement of Income Three Months ending June 30, 1997         4

         Statement of Cash Flow Three Months Ending  June 30, 1997     5

         Notes to Financial Statements                                 6

         Management's Discussion, Analysis of Financial
           Condition, and Results of Operations                        7

PART II. Other Information

         Signature Page                                                8


------------------------------------------------------------------------

Part I.  FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                            BALANCE SHEET


                                    June 30, 1997          June 30,1996
                                    =============          ============
ASSETS
   Cash & Cash Equivalents            $  797,690           $  832,636
   Inventory                               2,400               12,874
   Prepaid Expenses and Deposits         124,610              118,205
                                      -----------          ------------
   Total Current Assets                 $924,640              963,715

   Fixed Assets-Net                      147,595              111,718
   Developed Software (See Note 2)       653,230              569,052
   Deferred income tax benefit           193,448              138,926
                                      -----------          ------------
   Total Other Assets                 $  994,273              819,696
                                      -----------          ------------
   Total Assets                       $1,918,913           $1,783,411
                                      ===========          ============
LIABILITIES
   Accounts Payable - Trade           $  128,454           $   84,726
   Notes Payable-current portion          40,000              106,270
   Lease obligations-current portion      30,126               34,768
   Taxes Payable                          70,750               66,928
                                      -----------          ------------
   Total Current Liabilities          $  269,330           $  292,692

   Long Term Liabilities                 368,150               37,068
                                      -----------          ------------
   Total Liabilities                  $  637,480           $  329,760

STOCKHOLDERS EQUITY
   Retained Earnings                  (1,346,594)            (941,633)
   Common Stock                            2,512                2,512
   Preferred Stock                        11,380                6,550
   Paid-In Capital                     2,539,829            2,346,699
   Net Profit (Loss)                      74,306               39,523
                                      -----------          ------------
   Total Stockholders Equity          $1,281,433           $1,453,651
                                      -----------          ------------
   Total Liabilities And
   Stockholders Equity                $1,918,913           $1,783,411
                                      ===========          ============

------------------------------------------------------------------------

Part I.  FINANCIAL INFORMATION

                           STATEMENT OF INCOME

                                                     Three months ended
                                             June 30, 1997          June 30, 1996
                                             =============          =============
REVENUE
   Gross Sales                                 $272,217                $459,166
                                            -------------           -------------
   Sales Returns & Discounts                    (14,922)                 (1,650)
                                            -------------           -------------
   Net Sales                                    257,295                 457,516
   Total Cost of Good                            62,600                 215,372
                                            -------------           -------------
GROSS MARGIN                                    194,695                 242,144

EXPENSES
   Payroll Expense                               71,091                  83,069
   Administrative Expense                       169,700                 112,607
                                            -------------           -------------
   Total Operating Expenses                     240,791                 195,676
                                            -------------           -------------
   Gain on Sale of Assets                       120,402                       0
   Net Operating Income                         $74,306                 $46,468
                                            =============           =============
   Net Income                                   $74,306                 $46,468

   EARNINGS (LOSS) PER SHARE*                      0.01                    0.01


*Primary weighted average common shares outstanding during the period 1997 = 5,450,890 and 1996 = 5,089,608

------------------------------------------------------------------------

Part I.  FINANCIAL INFORMATION

                        STATEMENT OF CASH FLOWS

                                                            Three months ended
                                                     June 30, 1997          June 30, 1996
                                                     =============          =============
CASH FLOW FROM OPERATING ACTIVITIES
   Net Income (Loss)                                  $  74,306             $   39,523
   Change in Current Assets
   Net Receivables                                      163,967               (121,245)
      Inventory                                           5,460                 (1,659)
      Prepaid Expenses                                  (10,432)               (67,710)
   Change in Current Liabilities
   Accounts Payable                                       1,582                (20,408)
   Loan Payable                                        (170,070)                (6,968)
   Other Current Liabilities                                  0                 13,026
                                                     -------------          -----------
Total Cash Flow from operating activities                 4,813               (165,441)

Cash Flow from investing activities
   Developed Software                                    12,101                (59,187)
   Property, Plant & Equipment                           (1,408)               (14,238)
   Depreciation on Disposed Assets                       30,000                 30,000
   Intangible Assets                                          0                  6,250
                                                     -------------          -----------
Total Cash Flow from investing activities                40,693                (37,175)

Cash Flow from financing activities
   Long-Term Debt                                             0               (155,509)
   Paid-In Capital                                       (3,502)               890,735
   Retained Earnings                                    (89,545)                     0
                                                     -------------          -----------
Total Cash Flow from financing activities               (93,047)               735,226
                                                     -------------          -----------
Net Increase (Decrease) in Cash                        $ 12,459              $ 532,610
                                                     =============          ===========
Beginning Cash Balance                                    5,154                $19,923
Net Increase (Decrease) in Cash                        $ 12,459               $532,610
                                                     -------------          -----------
Ending Cash Balance                                    $ 17,613               $552,533
                                                     =============          ===========

------------------------------------------------------------------------

                           HEARTSOFT, INC.
                    NOTES TO FINANCIAL STATEMENTS
                       June 30, 1997(unaudited)

NOTE 1. BASIS OF PRESENTATION.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.

NOTE 2. DEVELOPED

Software Capitalization of software development costs begins when the project reaches technological feasibility and includes the costs incurred until the project is ready for release. Software development costs are amortized on the straight-line method over a maximum of seven years or the expected life of the product, whichever is less. As of March 31, 1995, this policy represents a change in the Company's accounting treatment for amortization of its development costs.

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

------------------------------------------------------------------------

ITEM 2    HEARTSOFT, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          June 30, 1997

OVERVIEW

Heartsoft, Inc. is a publicly held Delaware Corporation, incorporated January 15, 1988, and traded OTC Bulletin Board (Symbol: HTSF). Presently, 30 million shares of stock are authorized, with 5,493,390 shares issued and outstanding. Over the past ninety days, the Company's stock has traded in the $0.43 to $0.75 range. The mission of Heartsoft, Inc. is to create value for its shareholders through the development, acquisition, and distribution of advanced multimedia technologies for education in schools and homes. To date, Heartsoft has designed and published more than 50 educational software titles. These proprietary titles range in price from $34.95 to $995 depending on the configuration. These titles are targeted to both public and private U.S. Schools with children in Pre-Kindergarten through the 8th grades. The Company has licensed other products which are targeted at children in grades 4 through 12. Currently the Company is completing work on its new product line, Thinkology(r), which will be released in the Fall 1997. The 3 volume program focuses on critical thinking skill development within the K-4 grade segment. Since the company's initial formation in 1989, the shareholders and management of Heartsoft, Inc. have contributed over $2.5 million in capital and assets to the Company. The continued financial strategy of Heartsoft emphasizes reinvestment of income for continued growth during the next few years of operations.

RESULTS OF OPERATIONS

NET REVENUES

Net Sales of the Company's educational computer software for the 3 months ending June 30, 1997, were $257,295 compared to $457,516 for the same period one year ago, a decrease of 44%. The decrease in revenues can be attributed to the elimination of revenue from the Dallas Heartsoft Advanced Technologies Division, which was closed first quarter 1997. Compared to year earlier levels, revenue generated solely from the Tulsa Core Products Division increased by 15%. Sales returns were 5.5% of sales, which is roughly equivalent to historical norms.

COST OF GOODS SOLD

The Company includes in cost of goods sold all costs associated with the acquisition of components, assembly of finished products, shipping and amortization. Total gross margin decreased to $194,695, a 20% decrease. The gross margin of 76% for the three months ended June 30, 1997 was an increase from 53% in the year earlier period. The ncrease was attributable to the exclusion of the different cost structure associated with the Advanced Technology Division product line. The 76% gross margin is slightly below the historical norm of 79% to 85%.

OPERATING EXPENSES

General operating expenses increased across the board from $195,676 for the three months ended June 30, 1996 to $240,791 for period ending June 30, 1997. Additional research and development on the Company's new product line contributed to the increase in administrative expense from $112,607 to $169,700. Payroll expense declined from $83,069 to $71,091 for the 3 month period.

NET INCOME

Net income increased to $74,306 for the 3 months ending June 30, 1997 from $46,468 for the same period one year ago. The increase in net income was partially attributable to a licensing agreement consummated within the quarter that included a gain on sale for the Company. The licensing agreement provides for the Company to sell a portion of its software titles, in return for a royalty stream to be repaid to the licensor through the sale of future product.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company's principle sources of liquidity included cash and accounts receivable in excess of $375,000 which includes a revolving line of credit with a current limit of $250,000. Management believes that its existing sources of liquidity and anticipated funds from operations will satisfy the working capital and capital expenditures requirements for the foreseeable future.

------------------------------------------------------------------------

Part II. OTHER INFORMATION

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registranthas duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HEARTSOFT, INC.
                                            (Registrant)


Date August 7, 1997                         /s/ Benjamin P. Shell
-----------------------                     ----------------------------
                                                Benjamin P. Shell,
                                                   Chairman