Form 10QSB
period 1997-09-30
HEARTSOFT INC
filed 1999-12-29
CIK 836562

Heartsoft, Inc.
Financial Statement on Form 10Q
for the fiscal quarter ending September 30, 1997

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

       FOR QUARTER ENDING SEPT. 30, 1997   COMMISSION FILE NUMBER 33-23138-D

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

As of September 30, 1997, there were 5,521,324 shares of Heartsoft, Inc. Common Stock, $0.0005 par value outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

------------------------------------------------------------------------

HEARTSOFT, INC. - QUARTERLY REPORT

                               TABLE OF CONTENTS


                                                                   Page
PART I.   Financial Information

Item 1:   Balance Sheet as of September 30, 1997                     3

          Statement of Income Six Months ending Sept. 30, 1997       4

          Statement of Cash Flow 6 Months Ending Sept. 30, 1997      5

          Notes to Financial Statements                              6

          Management's Discussion, Analysis of Financial
            Condition, and Results of Operations                     7

PART II.  Other Information

          Signature Page                                             8

------------------------------------------------------------------------

Part I.  FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                              BALANCE SHEET


                                             Sept. 30, 1997      Sept. 30, 1996
                                             ==============      ==============
ASSETS
   Cash & Cash Equivalents                    $   979,395           $   607,132
   Inventory                                       13,735               (18,907)
   Prepaid Expenses and Deposits                  110,924               205,678
                                              -----------           -----------
   Total Current Assets                       $ 1,104,054           $   793,903

   Fixed Assets-Net                               141,595               170,061
   Developed Software (See Note 2)                611,466               606,973
   Deferred income tax benefit                    193,448                64,201
                                              -----------           -----------
   Total Other Assets                         $   946,509               941,235
                                              -----------           -----------
   Total Assets                                 2,050,563           $ 1,735,138
                                              ===========           ===========
LIABILITIES
   Accounts Payable - Trade                   $   144,401           $   128,141
   Notes Payable-current portion                   40,000                89,479
   Lease obligations-current portion               30,126                34,768
   Taxes Payable                                   70,749                70,750
                                              -----------           -----------
   Total Current Liabilities                  $   285,277           $   292,692
   Long Term Liabilities                          364,173                25,152
                                              -----------           -----------
   Total Liabilities                          $   649,450           $   348,290

STOCKHOLDERS EQUITY
   Retained Earnings                           (1,346,198)             (941,633)
   Common Stock                                     2,512                 2,512
   Preferred Stock                                 11,380                 6,550
   Paid-In Capital                              2,599,281             2,423,116
   Net Profit (Loss)                              134,138              (103,697)
                                              -----------           -----------
   Total Stockholders Equity                  $ 1,401,138           $ 1,386,848
                                              -----------           -----------
   Total Liabilities And
   Stockholders Equity                        $ 2,050,563           $ 1,735,138
                                              ===========           ===========

------------------------------------------------------------------------

Part I.  FINANCIAL INFORMATION

                        STATEMENT OF INCOME

                                          Six months ended
                                Sept. 30, 1997      Sept. 30, 1996
                                ==============      ==============
REVENUE
   Gross Sales                        $423,471           $661,476
                                 -------------      -------------
   Sales Returns & Discounts           (39,986)           (21,649)
                                 -------------      -------------
   Net Sales                           383,485            639,827
   Total Cost of Good                  119,225            327,404
                                 -------------      -------------
   GROSS MARGIN                        264,260            312,423

EXPENSES
   Payroll Expense                     109,910            169,107
   Administrative Expense              326,969            265,313
                                 -------------      -------------
   Total Operating Expenses            436,879            434,420
                                 -------------      -------------
   Net Operating Income               $134,138          ($103,679)
   Gain on Sale of Assets              306,757                  0
                                 =============      =============
   Net Income                         $134,138          ($103,679)

   EARNINGS (LOSS) PER SHARE*             0.02              (0.02)

*Primary weighted average common shares outstanding during the period 1997 = 5,507,357 and 1996 = 5,249,340

------------------------------------------------------------------------

Part I.  FINANCIAL INFORMATION

                     STATEMENT OF CASH FLOWS

                                                   Six months ended
                                           Sept. 30, 1997      Sept. 30, 1996
                                           ==============      ==============
CASH FLOW FROM OPERATING ACTIVITIES
   Net Income (Loss)                         $ 134,138           $(103,697)
   Change in Current Assets
   Net Receivables                             (34,093)            229,765)
      Inventory                                 (5,875)             30,123
      Prepaid Expenses                           3,254            (155,183)
   Change in Current Liabilities
   Accounts Payable                             17,528               5,290
   Loan Payable                                 54,121            (172,322)
   Other Current Liabilities                  (287,199)             28,955
                                             ---------           ---------
Total Cash Flow from operating act            (118,126)           (596,599)

Cash Flow from investing activities
   Developed Software                           22,664            (124,833)
   Property, Plant & Equipment                  10,592             (75,583)
   Depreciation on Disposed Assets               5,200              60,000
                                             ---------           ---------
Total Cash Flow from invest. act                88,456            (158,716)

Cash Flow from financing activities
   Long-Term Debt                               59,031             (13,253)
   Paid-In Capital                              55,950             962,153
   Retained Earnings                           (89,149)            (57,166)
   Preferred Stock                                   0               5,000
                                             ---------           ---------
Total Cash Flow from financing act              25,832             896,734
                                             ---------           ---------
Net Increase (Decrease) in Cash              $  (3,838)          $ 141,419
                                             =========           =========
Beginning Cash Balance                           5,156           $  19,922
Net Increase (Decrease) in Cash              $  (3,838)            141,419
                                             ---------           ---------
Ending Cash Balance                          $   1,318           $ 161,341
                                             =========           =========

------------------------------------------------------------------------

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

------------------------------------------------------------------------

Item 2  HEARTSOFT, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        September 30, 1997

OVERVIEW

Heartsoft, Inc. is a publicly held Delaware Corporation, incorporated January 15, 1988, and traded OTC (Symbol: HTSF). Presently, 30 million shares of stock are authorized, with 5,521,324 shares issued and outstanding. Over the past ninety days, the Company's stock has traded in the $0.43 to $0.71 range.

The mission of Heartsoft, Inc. is to create value for its shareholders through the development, acquisition, and distribution of advanced multimedia technologies for education in schools and homes.

To date, Heartsoft's Core Products Division has designed and published more than 50 educational software titles. These proprietary titles range in price from $34.95 to $995 depending on the configuration. These titles are targeted to both public and private U.S. Schools with children in Pre-Kindergarten through the 8th grades.

Since the company's initial formation in 1989, the shareholders and management of Heartsoft, Inc. have contributed over $2.5 million in capital and assets to the Company. The continued financial strategy of Heartsoft emphasizes reinvestment of income for continued growth during the next few years of operations.

RESULTS OF OPERATIONS

Net Revenues

Net Sales of the Company's educational computer software for the 6 months ending September 30, 1997, were $383,485 compared to $639,827 for the same period one year ago representing a 40% decrease. For the quarter ended September 30, 1997, total sales were $151,254 compared to $272,217 for the previous quarter. The September quarter is traditionally a seasonal lowpoint as schools are out of session for the bulk of the quarter. Sales returns increased slightly as a percentage of sales, although it was not radically different from historical norms.

The variance in results are primarily caused by the 1996 inclusion of the Dallas Heartsoft Advanced Technologies Division, which was closed as of March 31, 1997. The gross margin improvement, as well as the decrease in revenues, can both be attributed to the difference in operating environments, as the 1997 results reflect only the Tulsa Core Products Division's efforts.

Cost of Goods Sold

The Company includes in cost of goods sold all costs associated with the acquisition of components, assembly of finished products, shipping and amortization.

The Gross Margin declined to $264,260, a 15% decline from year previous levels. Gross Margin as a percentage of sales improved to 69% of Net Sales, compared to 49% in the year earlier period, as the product mix featured higher margin products as a percentage of sales.

Operating Expenses

General operating expenses were essentially flat for the six months ended September 30, 1997 to $436,879 compared to $434,420 for period ending September 30, 1996.

Net Income

The Company recorded a net income of $134,138, or two cents per share, for the 6 months ending September 30, 1997, compared to net loss of $103,697 for the year earlier period. The improvement included a net gain on the sale of asset through the licensing and joint venture agreement the Company entered into during the period.

Liquidity and Capital Resources

As of September 30, 1996, the Company's principle sources of liquidity included cash and accounts receivable of $979,395, which includes a revolving line of credit with a current limit of $250,000. Management believes that its existing sources of liquidity and anticipated funds from operations will satisfy the working capital and capital expenditures requirements for the foreseeable future.

------------------------------------------------------------------------

Part II.  OTHER INFORMATION

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HEARTSOFT, INC.
                                            (Registrant)


    November 18, 1997                       /s/ Benjamin P. Shell
----------------------------                ------------------------------
          Date                                  Benjamin P. Shell,
                                                    Chairman