Form 10QSB
period 1997-12-31
HEARTSOFT INC
filed 1999-12-29
CIK 836562

Heartsoft, Inc.
Financial Statement on Form 10Q
for the fiscal quarter ending December 31, 1997

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

       FOR QUARTER ENDING DEC 31, 1997   COMMISSION FILE NUMBER 33-23138-D


                                 HEARTSOFT, INC.
           (Exact name of registrant as specified in its charter)

               Delaware                               87-0456766
      (State of Incorporation)          (IRS Employer Identification No.)

    3101 Hemlock Circle, Broken Arrow, Oklahoma             74012
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:   918/251-1066

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days.   YES   X    NO
                                                    -----     -----

As of December 31, 1997, there were 5,600,000 shares of Heartsoft, Inc. Common Stock, $0.0005 par value outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

------------------------------------------------------------------------

HEARTSOFT, INC. - QUARTERLY REPORT

                           TABLE OF CONTENTS


                                                                     Page
PART I.  Financial Information

Item 1:  Balance Sheet as of December 31, 1997                         3

         Statement of Income Nine Months ending December 31, 1997      4

         Statement of Cash Flow Nine Months Ending December 31, 1997   5

         Notes to Financial Statements                                 6

         Management's Discussion, Analysis of Financial
           Condition, and Results of Operations                        7

PART II. Other Information

         Signature Page                                                8

------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                            BALANCE SHEET

                                                 Dec. 31, 1997  Dec. 31, 1996
                                                 =============  =============
ASSETS
    Cash & Cash Equivalents                       $   723,264    $ 1,031,794
    Inventory                                          11,877         29,918
    Prepaid Expenses and Deposits                     121,826        232,969
                                                  -----------    -----------
    Total Current Assets                          $   856,967    $ 1,294,681
    Fixed Assets-Net                                  135,595        146,128
    Developed Software (See Note 2)                   574,512        636,253
    Deferred income tax benefit                       193,448        163,816
                                                  -----------    -----------
    Total Other Assets                            $   903,555        946,197
                                                  -----------    -----------
    Total Assets                                  $ 1,760,522    $ 2,240,878
                                                  ===========    ===========

LIABILITIES
    Accounts Payable - Trade                      $   175,454    $   378,919
    Notes Payable-current portion                      50,000        231,711
    Lease obligations-current portion                  30,126         34,768
    Taxes Payable                                      70,749         70,750
                                                  -----------    -----------
    Total Current Liabilities                     $   326,329    $   716,148
    Long Term Liabilities                             358,820         18,384
                                                  -----------    -----------
    Total Liabilities                             $   685,149    $   734,532

STOCKHOLDERS EQUITY
    Retained Earnings                              (1,735,263)      (941,633)
    Common Stock                                        2,518          2,512
    Preferred Stock                                    11,380         11,230
    Paid-In Capital                                 2,611,996      2,536,351
    Net Profit (Loss)                                 184,742       (102,114)
                                                  -----------    -----------
    Total Stockholders Equity                     $ 1,075,373    $ 1,506,346
                                                  -----------    -----------
    Total Liabilities And
    Stockholders Equity                           $ 1,760,522    $ 2,240,878
                                                  ===========    ===========

------------------------------------------------------------------------

Part I.  FINANCIAL INFORMATION

                         STATEMENT OF INCOME

                                         Nine months ended
                                  Dec. 31, 1997     Dec. 31, 1996
                                  -------------     --------------
REVENUE
    Gross Sales                      $1,079,615        $1,172,438
                                  -------------     -------------
    Sales Returns & Discounts          (72,841)          (21,693)
                                  -------------     -------------
    Net Sales                         1,006,774         1,152,745
    Total Cost of Good                  164,504           669,781
                                  -------------     -------------
    GROSS MARGIN                        842,270           482,964

EXPENSES
    Payroll Expense                     160,772           235,476
    Administrative Expense              496,756           385,432
                                  -------------     -------------
    Total Operating Expenses            657,528           620,908
                                  -------------     -------------
    Net Operating Income               $184,742        ($102,114)
    Gain on Sale of Assets                    0                 0
                                  =============    ==============
    Net Income                         $184,742        ($102,114)

    EARNINGS (LOSS) PER SHARE*             0.04            (0.02)

*Primary weighted average common shares outstanding during the period 1997 = 5,400,000 and 1996 = 5,300,000

------------------------------------------------------------------------

Part I.  FINANCIAL INFORMATION

                       STATEMENT OF CASH FLOWS

                                                        Three months ended
                                               Dec. 31, 1997    Dec. 31, 1996
                                               =============    =============
CASH FLOW FROM OPERATING ACTIVITIES
   Net Income (Loss)                            $ 184,742         $   2,183
   Change in Current Assets
   Net Receivables                               (157,144)         (445,245)
       Inventory                                   (4,044)          (48,825)
       Prepaid Expenses                            (7,648)          (27,291)
   Change in Current Liabilities
   Accounts Payable                                53,309           250,778
   Loan Payable                                    50,000           142,232
   Other Current Liabilities                       30,126                 0
                                                ---------         ---------
Total Cash Flow from operating act.               149,341          (126,168)

Cash Flow from investing activities
   Developed Software                              40,418           (56,280)
   Property, Plant & Equipment                     10,592            21,318
   Depreciation on Disposed Assets                 80,400            30,000
                                                ---------         ---------
Total Cash Flow from invest.act                   131,410            (4,962)

Cash Flow from financing activities
      Long-Term Debt                               53,677            (6,766)
      Paid-In Capital                              68,665           113,235
      Retained Earnings                          (409,005)                0
      Preferred Stock                                   0             4,680
                                                ---------         ---------
Total Cash Flow from fin.act                     (286,663)          111,149

Net Increase (Decrease) in Cash                 $  (5,912)        $ (19,983)
                                                =========         =========
Beginning Cash Balance                              5,156           160,741
Net Increase (Decrease) in Cash                 $  (5,912)          (19,983)
                                                ---------         ---------
   Ending Cash Balance                          $    (756)        $ 140,758
                                                =========         =========

------------------------------------------------------------------------

                      NOTES TO FINANCIAL STATEMENTS
                            December 31, 1997
                              (unaudited)

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

------------------------------------------------------------------------

Item 2 HEARTSOFT, INC.
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       December 31, 1997

OVERVIEW

Heartsoft, Inc. is a publicly held Delaware Corporation, incorporated January 15, 1988, and traded OTC (Symbol: HTSF). Presently, 25 million shares of stock are authorized, with 5,600,000 shares issued and outstanding. Over the past ninety days, the Company's stock has traded in the $0.43 to $1.25 range. The mission of Heartsoft, Inc. is to create value for its shareholders through the development, acquisition, and distribution of advanced multimedia technologies for education in schools and homes. To date, Heartsoft's Core Products Division has designed and published more than 50 educational software titles. These proprietary titles range in price from $34.95 to $995 depending on the configuration. These titles are targeted to both public and private U.S. Schools with children in Pre-Kindergarten through the 8th grades. Since the company's initial formation in 1989, the shareholders and management of Heartsoft, Inc. have contributed over $2.5 million in capital and assets to the Company. The continued financial strategy of Heartsoft emphasizes reinvestment of income for continued growth during the next few years of operations.

RESULTS OF OPERATIONS

Net Revenues

Net Sales of the Company's educational computer software for the 9 months ending December 31, 1997, were $1,006,774 compared to $1,152,745 for the same period one year ago representing an 8.73% decrease. For the quarter ended December 31, 1997, total sales were $222,926 compared to $512,919 for the previous quarter. The September quarter is traditionally a seasonal low as schools are out of session for the bulk of the quarter. Sales returns increased slightly as a percentage of sales, although it was not radically different from historical norms. The variance in results are primarily caused by the 1996 results inclusion of the Dallas Heartsoft Advanced Technologies Division, which was closed as of March 31, 1997. The gross margin improvement, as well as the decrease in revenues, can both be attributed to the difference in operating environments, as the 1997 results reflect only the Tulsa Core Products Division's efforts.

------------------------------------------------------------------------

Cost of Goods Sold

The Company includes in cost of goods sold all costs associated with the acquisition of components, assembly of finished products, shipping and amortization. The Gross Margin declined to $337,371, a 7% decline from year previous levels. Gross Margin as a percentage of sales improved to 84% of Net Sales, compared to 42% in the year earlier period, as the product mix featured higher margin products as a percentage of sales.

Operating Expenses

General operating expenses rose slightly for the nine months ended December 31, 1997 to $657,528 compared to $620,908 for period ending December 31, 1996. This can be attributed to beginning roll out of the companies new Critical Thinking Series, Thinkology.

Net Income

The Company recorded a net income of $184,742, or four cents per share, for the 9 months ending December 31, 1997, compared to net loss of $102,114 for the year earlier period. The improvement included a net gain on the sale of asset through the licensing and joint venture agreement the Company entered into during the period.

Liquidity and Capital Resources

As of December 31, 1997, the Company's principle sources of liquidity included cash and accounts receivable of $723,263, which includes a revolving line of credit with a current limit of $250,000. Management believes that with the introductions of its new product lines that capital resources should be increased, and as a result, anticipates it will instigate means by which to increase sources of corporate liquidity.

------------------------------------------------------------------------

Part II.  OTHER INFORMATION

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HEARTSOFT, INC.
                                            (Registrant)


    February 13, 1997                       /s/ Benjamin P. Shell
    -----------------                       ---------------------------
         Date                                   Benjamin P. Shell,
                                                    Chairman