Form 10QSB
period 1998-12-31
HEARTSOFT INC
filed 1999-12-29
CIK 836562

Heartsoft, Inc.
Financial Statement on Form 10Q
for the fiscal quarter ending December 31, 1998

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

    FOR QUARTER ENDING DECEMBER 31, 1998   COMMISSION FILE NUMBER 33-23138-D

                           HEARTSOFT, INC.
         (Exact name of registrant as specified in its charter)

            Delaware                            87-0456766
      (State of Incorporation)       (IRS Employer Identification No.)

      3101 Hemlock Circle, Broken Arrow, Oklahoma          74012
        (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:   918/251-1066

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days. YES           NO     X
                                      -------       ------

As of December 31, 1997, there were 6,900,000 shares of Heartsoft, Inc. Common Stock, $0.0005 par value outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

------------------------------------------------------------------------

HEARTSOFT, INC. - QUARTERLY REPORT

                              TABLE OF CONTENTS


                                                                        Page
PART I.  Financial Information

Item 1:  Balance Sheet as of December 31, 1998                           3

         Statement of Income Nine Months ending December 31, 1998        4

         Statement of Cash Flow Nine Months ending December 31, 1998     5

         Notes to Financial Statements                                   6

Item 2:  Management's Discussion, Analysis of Financial
           Condition, and Results of Operations                          7

PART II. Other Information

         Signature Page                                                 10



------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                  BALANCE SHEET
                                   (unaudited)

                                                    Dec. 31, 1998         Sep. 30, 1998
                                                    =============         =============
ASSETS
   Cash & Cash Equivalents                           $   397,030               365,568
   Inventory                                              21,353                18,744
   Prepaid Expenses and Deposits                         198,294               174,383
                                                     -----------           -----------
   Total Current Assets                              $   616,676               558,695

   Fixed Assets-Net                                      123,585               123,585
   Developed Software (See Note 3)                       891,197               857,658
   Deferred income tax benefit (See Note 4)              138,926               138,926
                                                     -----------           -----------
   Total Other Assets                                $ 1,153,708             1,120,169
                                                     -----------           -----------
   Total Assets                                      $ 1,770,385             1,678,864
                                                     -----------           -----------
                                                     -----------           -----------

LIABILITIES
   Accounts Payable - Trade                          $   256,904               221,254
   Notes Payable-current portion                          22,626                22,626
   Lease obligations-current portion                      54,900                54,900
   Taxes Payable                                          65,394                65,394
                                                     -----------           -----------
   Total Current Liabilities                         $   399,824           $   364,174

   Long Term Liabilities                                 244,244               188,976
                                                     -----------           -----------
   Total Liabilities                                 $   644,068           $   553,150

STOCKHOLDERS EQUITY
   Retained Earnings                                  (1,749,946)           (1,749,946)
   Common Stock                                            3,723                 3,723
   Preferred Stock                                        11,380                11,380
   Paid-In Capital                                     2,867,466             2,838,586
   Net Profit (Loss)                                       5,074                21,971
                                                     -----------           -----------
   Total Stockholders Equity                         $ 1,126,317             1,125,714
                                                     -----------           -----------
   Total Liabilities And
   Stockholders Equity                               $ 1,770,385             1,678,864
                                                     ===========           ===========


------------------------------------------------------------------------

                           STATEMENT OF INCOME
                              (unaudited)

                                            Nine months ended
                                     Dec. 31, 1998       Sep. 30, 1998
                                     =============       =============
REVENUE
   Gross Sales                        $   669,337          $ 1,079,615
                                      -----------          -----------
   Sales Returns & Discounts                    0              (72,841)
                                      -----------          -----------
   Net Sales                              669,337            1,006,774
   Total Cost of Good                      93,347              164,504
                                      -----------          -----------
   GROSS MARGIN                           575,990              842,270

EXPENSES

   Payroll Expense                        172,642              160,772
   Administrative Expense                 398,274              496,756
                                      -----------          -----------
   Total Operating Expenses               570,916              657,528
                                      -----------          -----------
   Net Operating Income               $     5,074          $   184,742
                                      ===========          ===========
   Net Income                         $     5,074          $   184,742

   EARNINGS (LOSS) PER SHARE          $      0.00          $      0.04



------------------------------------------------------------------------

                         STATEMENT OF CASH FLOWS
                               (unaudited)

                                                        Nine months ended
                                                  Dec. 31, 1998      Dec. 31, 1997
                                                 ==============      =============
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income (Loss)                                $   5,074           $ 184,742
  Change in Current Assets
  Net Receivables                                   (198,626)           (157,144)
     Inventory                                        (8,118)             (4,044)
     Prepaid Expenses                                (50,409)             (7,648)
  Change in Current Liabilities
  Accounts Payable                                    89,785              53,309
  Loan Payable                                       137,650              50,000
  Other Current Liabilities                             (274)             30,126
                                                   ---------           ---------
Total Cash Flow from operating activities            (29,992)            149,341

Cash Flow from investing activities
  Developed Software                                  43,144              40,418
  Property, Plant & Equipment                          1,953              10,592
  Depreciation on Disposed Assets                     14,000              80,400
                                                   ---------           ---------
Total Cash Flow from investing activities             59,097             131,410

Cash Flow from financing activities
  Long-Term Debt                                    (254,470)             53,677
  Paid-In Capital                                    258,510              68,665
  Retained Earnings                                  (34,865)            409,005)
                                                   ---------           ---------
Total Cash Flow from financing activities            (30,825)           (286,663)
                                                   ---------           ---------
Net Increase (Decrease) in Cash                        3,354           $  (5,912)
                                                   =========           =========
Beginning Cash Balance                                 4,411               5,156
Net Increase (Decrease) in Cash                    $   3,354              (5,912)
                                                   ---------           ---------
Ending Cash Balance                                $   7,765           $    (756)
                                                   =========           =========


------------------------------------------------------------------------

Item 2.  NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The financial statements for Heartsoft, Inc. (the "Company") for the nine months ended December 31, 1998 and 1997, are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with all other publicly available information which is incorporated herein by reference. The results of operations for the nine months ended December 31, 1998, are not necessarily indicative of the results for the entire fiscal year ending March 31, 1999.

NOTE 2.  NATURE OF BUSINESS

Heartsoft, Inc.'s business is the development, publishing, and distribution of early-learning educational computer software products for schools and parents throughout the United States and to certain markets internationally.

NOTE 3.  CAPITALIZED SOFTWARE COSTS

Capitalization of software development costs begins when a project reaches technological feasibility and includes the costs incurred until the project is ready for release. Software development costs are amortized on the straight-line method over a maximum of seven years or the expected life of the product, whichever is less.

NOTE 4.  DEFERRED INCOME TAX

The Company reports the deferred tax benefit in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Income tax expense reflects federal and state income taxes on current earnings. No actual current income taxes were paid due to the application of the tax loss carry forward. Therefore, tax expense is deferred to a future date.

------------------------------------------------------------------------

ITEM 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations

This report contains forward-looking statements. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "plans", "intends", "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives, estimates, or goals are also forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, liquidity, capital resources, and accounting matters. Actual results in each case could differ materially from those currently anticipated in such statements by reason of factors such as economic conditions, including changes in customer demands; future legislative, regulatory and competitive developments in markets in which the Company operates; and other circumstances affecting anticipated revenues and costs.

OVERVIEW

Heartsoft, Inc. develops and publishes educational computer software products which educate and inspire the joy of learning in young children ages 4 through 12 years old. The company's primary emphasis has been upon publishing its early learning products for schools and school districts in the United States. However, late in 1998, the company also began to sell its products to parents of young children and to international software markets world-wide.

The company distributes its products directly to the school market utilizing various sales methods including it own inside sales force, independent school resellers, major school catalog resellers, and from time to time, direct mail. The company also sells its products to parents using software clubs distributed through school teachers. The company's international sales are conducted through international distributors in Australia and Canada.

The company's products range in price from under $40 for a single-user version to over $1,300 for a building-wide license. During 1998, the company began to focus a greater percentage of its marketing and sales efforts on larger-priced configurations for entire school districts.

The mission of Heartsoft, Inc. is to create value for its shareholders through the development, licensing, and distribution of engaging early-learning software technologies for education in schools and homes. The company has achieved a market share of approximately 10% of the 100,000+ elementary schools in the U.S. since its inception, and plans to accelerate its market share significantly over the next few years.

RESULTS OF OPERATIONS

Net Sales, derived from the combination of three revenue sources during fiscal 1997 and only two revenue sources during 1998, declined to $669,000 for the 9 months ending December 31, 1998, when compared to $1,080,000 for the same period one year ago. The decrease in Net Sales is fully attributed to the elimination of revenue from the company's unprofitable Advanced Technologies Division, which was completely phased out during the fourth quarter of fiscal 1997, and a 67% reduction of the one-time revenues derived from international product licensing.

Prior to December 31, 1998, the principle focus of the company was on the development of the company's educational software product lines with only minimal focus placed on product sales. During November, 1998, the company completed all software development projects and shifted its focus to the building of its marketing, sales, and distribution forces.

The company anticipates that results from these efforts will begin to have a positive affect on the company's revenues during the fourth quarter, ending March 31, 1999, continuing with a much larger, material affect on its revenue growth during the first quarter of fiscal 1999, ending June 30, 1999.

COST OF GOODS SOLD

Cost of Goods sold decreased by 46% as a result of the shutdown of the unprofitable Advanced Technologies Division which generated its revenues through the sale of 3rd party products. Sale of these 3rd party products by the discontinued division greatly increased the company's cost of goods since the products were purchased from publishers and sold to end-users resulting in much smaller margins. In the future, the company anticipates the cost of goods sold will remain approximately 10 to 12% of net sales.

RESTRUCTURING AND OFFICE CLOSURE

Prior to December 31, 1998, the principle focus of the company was on the development of the company's educational software product lines with only minimal focus placed on product sales. During November, 1998, the company completed all software development projects and shifted its focus to the building of its marketing, sales, and distribution forces.

Also, during the fourth quarter of fiscal 1997, the company eliminated its Advanced Technologies division in Dallas, Texas, and shifted all of its available resources to its sole remaining core products division in Tulsa, Oklahoma.

Certain on-going expenses related to the closing of the Advanced Technologies Division were carried into 1998 and had a minor impact on Operating Expenses

OPERATING EXPENSES

Operating Expenses decreased slightly for the 9 months ended December 31, 1998, to $571,000 compared to $658,000 for the period ending December 31, 1997. The decrease can be attributed to streamlining of the company's software development group and to cost-saving measures implemented across the board.

NET INCOME

Net income decreased to $5,100 for the 9 months ending December 31, 1998, down from $184,700 for the same period one year ago. The decrease is the result of the elimination of revenues from the company's Advanced Technologies division as well as the one-time charges associated with the division's closing.

Additionally, the company's remaining core products division significantly increased expenses associated with the establishment of its new inside sales organization during the quarter ending December 31, 1998.

SALES AND MARKETING

The Company's sales and marketing efforts are comprised primarily of compensation for the Company's sales and marketing personnel, advertising, trade shows and other promotional costs.

For the foreseeable future it is the intention of the company to increase its market share within the school, home, and home-school market with its current product line and to expand or add to its product lines whenever it believes favorable market conditions exist. Recent endorsements by third party reviews of the company's new critical thinking skills product, Thinkology(r), have caused the company to accelerate the growth of its marketing and sales strategy. As a result, the company began to significantly increase staffing of its inside sales group in November, 1998, and continuing into 1999.

The company believes that results from this expansion will begin to have a small impact on revenues during its fourth fiscal quarter and will have a significant impact on revenues during the first quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998 the Company's principle sources of liquidity included cash and accounts receivable in excess of $397,000 which includes a revolving line of credit with a current limit of $100,000. Additional working capital has been and may again be required to expand operations. Management may consider options available in providing such funding sources, including debt or equity financing.

YEAR 2000 ISSUES

The Company has reviewed its internal programs and has determined that there are no significant Year 2000 issues within the Company's systems or services.

Further, all products sold by the company are Year 2000 compliant and will impose no Year 2000 problems for its customers.

------------------------------------------------------------------------

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                            HEARTSOFT, INC.
                                            (Registrant)


August 7, 1997                              /s/ Benjamin P. Shell
-----------------------                     ----------------------------
                                            Charirman, CEO, Treasurer