Form 10KSB/A
period 1999-03-31
HEARTSOFT INC
filed 2000-01-27
CIK 836562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-KSB/A

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

Some of the Company's primary and potential competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources as well as established channels of distribution. As a result, these competitors may be able to respond more quickly to emerging technologies and changes in customer requirements and can devote greater resources to their businesses. The Company also expects that competition will increase as a result of software industry consolidation. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or prospective customers. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, operating results and financial condition. The Company cannot ensure it will be able to compete successfully against current or future competitors.

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

YEAR 2000 ISSUES

Many existing computer systems and software products do not properly recognize dates after December 31, 1999. This "Year 2000" problem could result in miscalculations, data corruption, system failures or disruptions of operations. The Company has reviewed its internal systems and believes that such systems are Year 2000 compliant. However, the Company cannot ensure that Year 2000 errors or defects will not be discovered in the Company's internal software systems. If such errors or defects are discovered, the costs of making the Company's internal systems Year 2000 compliant could be material.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company leases its principal office location in Broken Arrow, Oklahoma, a suburb of Tulsa. The Broken Arrow office, which includes both executive offices and production space, contains 4,350 square feet (1,200 sq. ft. of production/warehouse space and 3,150 sq. ft. of office space), located in a business office park at 3101 N. Hemlock Circle, Broken Arrow, Oklahoma. The lease is for a five-year term expiring October of 2000. As of November 1, 1999, the Company was in negotiations with its landlord to increase its office space by approximately 30% within the same facility. Further, the Company is currently considering a new five-year lease that would expire on November 30, 2004. This new lease would provide that the Company become the building's anchor tenant with first right-of-refusal of all additional space totaling over 10,000 square feet, and options to purchase the building should it become available through sale or auction.

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

RESULTS OF OPERATIONS

The Company derives revenue from product sales which are published by Heartsoft, Inc. on a proprietary basis. The Company sells its products in North America primarily to the education market through an in-house sales team and a network of educational software resellers, many of whom do large direct mail campaigns of software catalogs to schools throughout the U.S. and Canada.

The Company's top selling products during fiscal 1998, were titles from the THINKOLOGY-Registered Trademark- series and products in THE HEARTSOFT BESTSELLERS SITE LICENSE SERIES. Each of these products are seeing increased unit sales to the education market as the Company is gaining greater market penetration and expertise in selling to educators.

The Company's most recent product release, THINKOLOGY-Registered Trademark-which teaches critical thinking skills to early learning students was introduced by the Company as a complete solution in mid-1998. Software technology products introduced to the education market often see at least a 1 year ramp-up period or more before significant revenues gains can be realized. An average software title such as THINKOLOGY-Registered
Trademark-will see a 5 year life-span or longer in the education market:

PRODUCT LIFE SPANS


                       Year 1           Year 2            Year 3            Year 4           Year 5
% of Revenues:          10%               20%              30%               25%              15%

While the revenue life-span model denoted herein represents an average often seen in the education market, many software products will see a much longer life span with longer-delays during the initial 1-3 years. Factors affecting a slower ramp-up of revenues from new product introductions to the educational software market can be:

- Availability of experienced sales and marketing management personnel familiar with immediate introduction of new products quickly to the education market.

- Availability of capital resources to fully leverage the many sales and marketing channels within the education market which can include a mature inside sales team, an outside sales team, direct channel marketing, reseller sales and marketing channel, and an active trade-show and conference schedule.

- Overall awareness by the education market of a software publisher. Obviously, a company who has seen vast sales of its previous products to the education market will see faster acceptance of new products than a newer publisher who must first establish a corporate identity and product awareness.

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

OPERATING EXPENSES

Total G&A expenses decreased 20%, for the year ended March 31,1999, as compared to the year ended March 31, 1998. Total payroll expense increased 2% compared with payroll expense for the year ended March 31, 1998. With the completion of the Company's new critical thinking skills product, THINKOLOGY-Registered Trademark-, the Company began to focus a substantial portion of its resources to building an inside sales team. This enhanced focus on sales is reflected in an increase in sales payroll expense which rose 35% in the year ended March 31, 1999, as compared to the year ended March 31, 1998.

Total cost of production decreased during the year ending March 31, 1999 by $24,285, or 19%, when compared to figures for the year ending March 31, 1998. This decrease was attributed to changes in product packaging that allowed the Company to maintain a lessor number of master CD-ROMs and floppy-diskettes, which in-turn decreased the number of those items shipped in final product packaging. The decrease in cost of production can also be associated with an increase in the number of building license sales of the Company's products which generally deliver fewer CD-ROMs of floppy diskettes of a product, while granting a customer the right to install multiple-copies of an original CD-ROM or floppy diskette.

Interest expense paid by the Company during the fiscal year ending March 31, 1999 decreased by $40,905, or 25%, when compared to the period ending one year earlier. This decrease in interest expense was associated to a substantial decrease of borrowings by the Company during the period.

During the year ending March 31, 1999, the Company was able to decrease administrative payroll expense by 16% when compared to the year earlier figures. This decrease was attributable to increased efficiencies within the organization's administrative office and the implementation of job cross training which allowed redundant administrative positions to be eliminated.

Finally, in expenses associated to the closure of a Dallas, Texas based sales and marketing division first established in 1996, the Company saw a decrease in costs of $89,022 for the year ending March 31, 1998, to $6,964 in the year ending March 31, 1999. The final expenses associated with the closing of the Dallas office were seen in fiscal 1999, and the Company anticipates no remaining expenses to be incurred in connection to the closure.

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

The Company's working capital needs are met primarily by its bank revolving credit facility that is collateralized by accounts receivable and inventory as well as a personal guarantee by the Company's Chairman. As of March 31, 1999, the Company also relied on a short-term bank loan, secured by the Company's assets and personal guarantees of the Company's Chairman, which matures in December 1999.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   Exhibits:


              EXHIBIT NO.  DESCRIPTION
--------------------------------------------------------------------------------
              3.1          Articles of Incorporation of the Company.

              3.2          By-Laws of the Company.

              4.1          Specimen of Certificate for Heartsoft, Inc. Common
                           Stock.

              10.1         Corporate Note to Dale Hill dated October 21, 1998.

              10.2         Corporate Note to Dale Hill dated February 10, 1998.

              10.3         Heartsoft, Inc. Employee Benefit and Stock Option
                           Plan.

              10.4         Promissory Note dated July 16, 1999 to Tulsa
                           National Bank.

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

Date:  01/27/00         /s/ Benjamin P. Shell
     ------------       --------------------------------------------------------
                        Benjamin P. Shell, Chairman of the Board, President, and
                        Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  01/27/00         /S/ Benjamin P. Shell
     ------------       --------------------------------------------------------
                        Benjamin P. Shell, Chairman of the Board, President, and
                        Chief Executive Officer
                        (Principal Executive Officer and Principal Financial
                        Officer)

Date:  01/27/00         /S/ James L. Butler, Jr.
     ------------       --------------------------------------------------------
                        Jimmy L. Butler, Jr., Vice-President

Date:  01/27/00         /S/ Kathy David
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