Form 10QSB
period 1999-12-31
HEARTSOFT INC
filed 2000-02-14
CIK 836562

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended   December 31, 1999

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from                   to
                                        -----------------    -------------------

                  Commission file number      033-23/38-D

                                 HEARTSOFT, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                               87-0456766
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
         or organization)

             3101 North Hemlock Circle, Broken Arrow, Oklahoma 74012
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (918) 251-1066
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

As of December 31, 1999, 10,869,137 shares of Heartsoft, Inc. Common Stock, $0.0005 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


PART I.  FINANCIAL INFORMATION                                         PAGE
         Item 1: Balance Sheet as of December 31, 1999                 3

                 Statement of Income for the Three Months and          4
                 Nine Months ended December 31, 1999 and
                 December 31, 1998

                 Statement of Cash Flows for the Nine Months Ended     5
                 December 31, 1999 and December 31, 1998

         Item 2: Notes to Financial Statements                         6

         Item 3: Management's Discussion, Analysis of
                 Financial Condition, and Results of Operations        6


PART II. OTHER INFORMATION                                            PAGE
         Item 1:  Legal Proceedings                                   13

         Item 2: Changes in Securities.                               14

         Item 3: Defaults Upon Senior Securities.                     14

         Item 4: Submission of Matters to a Vote of
                 Security Holders.                                    14

         Item 5: Other Information.                                   14

         Item 6: Exhibits and Reports on Form 8-K.                    14

                 Signature Page                                       15


PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  Balance Sheet
                             As of December 31, 1999
                                   (unaudited)

                                                         1999
ASSETS
Cash & Cash Equivalents                         $         141,309
Inventory                                       $          37,376
Prepaid Expenses & Deposits                     $          40,730
Total Current Assets                            $         219,414

Fixed Assets- Net                               $          97,251
Developed Software                              $         686,259
Deferred Tax Benefit                            $               -
Total Long Term Assets                          $         783,510

Total Assets                                    $       1,002,924

LIABILITIES
Accounts Payable Trade                          $         180,416
Notes Payable- Current Portion                  $         185,145
Taxes Payable                                   $          14,359
Total Current Liabilities                       $         379,920

Long Term Liabilities                           $         245,082

Total Liabilities                               $         625,002

STOCKHOLDER'S EQUITY
Retained Earnings                               $      (3,227,175)
Common Stock                                    $           4,585
Preferred Stock                                 $               -
Paid-In Capital                                 $       4,383,071
Net Profit (Loss)                               $        (782,559)
Total Stockholders Equity                       $         377,922

Total Liabilities & Equity                      $       1,002,924


                                Income Statement
                                   (unaudited)

                                        For the Three Months Ended                   For the Nine Months Ended
                                      31-Dec-99             31-Dec-98             31-Dec-99             31-Dec-98
REVENUE
Gross Sales                          $    90,821           $   143,156           $   306,909           $   470,453
Sales Returns & Discounts            $    (6,079)          $    (9,494)          $   (16,475)          $   (32,244)

Net Sales                            $    84,742           $   133,663           $   290,434           $   438,209

Total Cost of Goods                  $    10,963           $    11,365           $    30,209           $    33,185

Gross Margin                         $    73,779           $   122,298           $   260,225           $   405,024

EXPENSES
Payroll Expenses                     $    85,935           $    34,838           $   196,118           $   140,598
Administrative Expense               $   435,169           $   107,389           $   846,666           $   949,791
Total Operating Expenses             $   521,104           $   142,227           $ 1,042,784           $ 1,090,388

Gain on Sale of Asset                $         -           $         -           $         -           $   165,511

Net Operating Income (Loss)          $  (447,325)          $   (19,929)          $  (782,559)          $  (519,854)
Net Income (Loss)

Earnings per Share                   $    (0.041)          $    (0.003)          $    (0.072)          $    (0.068)


                             Statement of Cash Flows
                          Nine months ended December 31,
                                   (unaudited)

                                                                                   1999                  1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         $(782,559)            $    5,074
Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
       Depreciation and amortization                                                87,857                      -
       Changes in current assets:
          Accounts receivable                                                       16,306               (198,626)
          Prepaid expense                                                          (27,376)               (50,409)
          Inventories                                                              (16,902)                (8,118)
       Changes in current liabilities
          Accounts payable                                                         (13,324)                89,785
          Other current liabilities                                                 (1,406)                  (274)
                                                                                ---------------------------------

Total cash flow from operating activities                                         (737,404)              (162,568)

CASH FLOWS FROM INVESTING ACTIVITIES
Developed software                                                                (140,197)                43,144
Property, plant & equipment                                                        (57,960)                 1,953
Depreciation of disposed assets                                                          -                 14,000
                                                                                ---------------------------------

Total cash flow from investing activities                                         (198,157)                59,097

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                                 -                137,650
Principal payment of long-term debt                                                (94,527)                     -
Long-term debt                                                                     (46,904)              (254,470)
Preferred stock                                                                     (3,799)                     -
Common stock                                                                             6                      -
Paid -in capital                                                                 1,143,593                258,510
Retained earnings                                                                        -                (34,865)
                                                                                ---------------------------------

Total cash flow from financing activities                                          998,369                106,825
                                                                                ---------------------------------

Net increase (decrease) in cash                                                     62,808                  3,354
Cash at beginning of year                                                           41,589                  4,411
                                                                                ---------------------------------

Cash at end of year                                                              $ 104,397             $    7,765
                                                                                ---------------------------------
                                                                                ---------------------------------



ITEM 2. NOTES TO FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. In the opinion of management, all adjustments required to make a fair presentation of the results of Heartsoft, Inc., a Delaware corporation ("Heartsoft," or the "Company," including its subsidiary), for the period ended December 31, 1999 have been included. The results of operating for the nine months ended December 31, 1999 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year.

REVENUE RECOGNITION

Revenues from the sale of software products are recognized upon shipment, provided that no significant obligations remain outstanding and collection of the receivable is probable. In October 1999, with the addition of Ms. Nita Seng, the Company changed its policy regarding shipment of product on preview. As of October, the Company would no longer accept orders for shipment on a preview basis. Allowances for estimated returns are provided at the time of the sale. The Company continually evaluates the adequacy of allowances for returns and doubtful accounts primarily based upon evaluation of historical and expected sales experience. To the extent the future market, customer mix, channels of distribution, product pricing and general economic and competitive conditions change, the estimated allowances required for returns and doubtful accounts may also change.

ITEM 3. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-QSB contains "forward-looking" statements regarding potential future events and developments affecting the business of the Company. Such statements relate to, among other things:

-        future operations of Heartsoft;
- the development of new products and distribution channels and product sales;
-        competition for customers for Heartsoft's products;
- the uncertainty of developing or obtaining rights to new products that will be accepted by the market;
-        the timing of the introduction of new products into the market;
-        the limited market life of Heartsoft's products; and
-        other statements about Heartsoft or the educational software market.

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

OVERVIEW

Heartsoft, Inc. is a publicly held Delaware Corporation, incorporated January 15, 1988, and traded OTC (Symbol: HTSF). Presently, 30,000,000 shares of common stock are authorized, with 10,869,137 shares issued and outstanding. During the period from October, 1999 to December, 1999, the high and low bids for the Company's stock, as reported by the National Association of Securities Dealers, Inc, were $4.84375 and $1.25, respectively.

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

During the third fiscal quarter of 1999, the Company continued development of INTERNET SAFARI-Registered Trademark-, a secure Internet browser for children. This proprietary product has been under in-house development and is expected to be available during the first calendar quarter of 2000. INTERNET SAFARI-Registered Trademark- is designed for children ages 4 through 12 years to help simplify their use of the Internet. INTERNET SAFARI-Registered Trademark-will offer its young users access to the Internet with an exciting cartoon interface built around a safari theme with jungle sounds, music and animation. The new browser will also utilize artificial intelligence combined with advanced image detection and analysis software to protect users from inappropriate Internet content such as adult content, pornography, violence, hate crimes, etc. INTERNET SAFARI-Registered Trademark- will be distributed to both the consumer and educational markets.

NET REVENUES

Net Sales of the Company's educational software for the three months ended December 31, 1999 were $90,821 compared to $143,156 for the same period ending December 31, 1998, a decrease of 36%. Net sales for the nine months ended December 31, 1999 were $306,909 compared to $470,453 for the same period one year ago, a year to date decrease of 34%. The decrease can be attributed to various reasons, including preparation for Y2K (see Industry Trends). It is anticipated that software sales will begin an upward trend during the first half of calendar 2000.

INDUSTRY TRENDS

The educational technology industry is composed of hardware, which includes infrastructure, and software sales to schools. Sales in these categories tend to run counter to one another and in any given year will be proportionally much higher in one category than the other. The software industry as a whole finished calendar 1999 with sales significantly down from the previous year. Technology budgets for schools continued to be focused on hardware and infrastructure, with software purchases postponed while school districts worked to bring the Internet to all classrooms and examined Y2K issues at the administrative level. Additionally, Federal Title I funds traditionally allocated for software expenditures were not released until late in the fourth calendar quarter. These funds are traditionally available for expenditures in September.

COST OF GOODS SOLD

Cost of goods sold account for all costs associated with the acquisition of components, assembly of the finished products, warehousing, shipping and payroll for all personnel associated with the production and shipping of the finished product. Cost of goods sold for the quarter ended December 31, 1999 were $10,963 compared to $11,365 for the same period one year ago. For period ended December 31, 1999 the Company has achieved a 9% cost of goods sold compared to the 12% recorded for the same period one year ago. This decline can be attributed to capital infusion, which allowed the Company to obtain better printing costs and practice more cost-effective inventory management.

OPERATING EXPENSES

General operating expenses increased a total of 366% for the quarter ended December 31, 1999 when compared to the quarter ended December 31, 1998. The increase in Operating Expenses can be attributed primarily to the growth of the Sales and Marketing division of the Company and to the final development stages of INTERNET SAFARI-Registered Trademark. In October 1999, the Company began an extensive expansion of the sales and marketing team as part of its strategic business plan. This expansion involved the addition of Ms. Nita Seng as VP of Sales and Marketing along with an Inside Sales Manager and 4 inside Sales Representatives; as well as the addition of two employees to the development staff, increasing payroll a total of 246%. As a part of its strategic business plan, the Company increased its capital expenditures and infrastructure costs related to additional office space, furnishings, equipment and telecommunications upgrades. General expenses rose 405% as the Company recognized the expenses related to legal and accounting costs for compliance to new SEC guidelines. The Company forecasts higher than average expenses through the fiscal year ending March 31, 2000 as additional sales staff will be added and expenses are incurred in anticipation of the introduction of INTERNET SAFARI-Registered Trademark.

NET INCOME

For the nine months ended December 31, 1999, the Company reported a loss of $782,559 compared to $519,854 for the same period one year ago. Unforeseen trends in software buying for the school market (see Industry Trends) and the implementation of the planned growth of the Company attributed to the loss. Management anticipates that the decline in software sales during the nine months ended December 31, 1999 will not continue as industry forecasters predict that the impact of Y2K will not carry into calendar year 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company's principal sources of liquidity included cash and accounts receivables of $141,309. During the quarter ended December 31, 1999, the Company received $225,000 of capitalization. As the Company continues to expand its sales and marketing capabilities, the Company anticipates additional funding to be made available through a private placement of equity.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. On June 29, 1999, the Franklin Group, Inc. ("Franklin") filed a petition against Heartsoft in the District Court of Tulsa County, the State of Oklahoma. Franklin alleges that Heartsoft failed to tender common stock of the Company owed to Franklin due to services Franklin provided pursuant to a Business Consulting and Public Relations Agreement.

Franklin claims that it fully performed under the terms of the Consulting Agreement and it is entitled to 25,000 free trading shares and 150,000 restricted shares of Heartsoft's common stock. Franklin has requested a judgment against Heartsoft for these shares or, in the alternative, the cash equivalent of such shares plus reasonable attorney's fees and costs.

On August 27, 1999, Heartsoft answered Franklin's petition by denying that Franklin was entitled to any compensation under the Consulting Agreement. Heartsoft also counterclaimed alleging that Franklin had failed to perform under a separate Marketing Agreement. Heartsoft further alleges that it paid, in advance, for Franklin's services under the Marketing Agreement by transferring 75,000 shares of the Company to Franklin. Through its counterclaim, Heartsoft is seeking the return of these 75,000 shares or, in the alternative, the cash equivalent of such shares plus reasonable attorney's fees and costs. This matter is still in the early stages of discovery.

ITEM 2. CHANGES IN SECURITIES.   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   None.

ITEM 5. OTHER INFORMATION.  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         A.       EXHIBITS:

                  27.1     Financial Data Schedule.

         B.       REPORTS ON FORM 8-K:

                  There were no reports on Form 8-K filed by the Company during the fiscal quarter ended December 31, 1999 that related to the quarter ended December 31, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HEARTSOFT, INC.
                         ------------------------------------------------------
                                           (Registrant)

Date:    2/10/00          /s/ Benjamin P. Shell
                         ------------------------------------------------------
                          Benjamin P. Shell, Chairman & Chief Executive Officer

Date:    2/10/00          /s/ Jimmy L. Butler, Jr.
                         ------------------------------------------------------
                          Jimmy L. Butler, Jr., Vice-President