Form 10KSB/A
HEARTSOFT INC
filed 2000-04-10
CIK 836562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                               AMENDMENT NO. 2 TO
                                   FORM 10-KSB

/x/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
              For the fiscal year ended MARCH 31, 1999

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
              For the transition period from                 to
                                             ----------------  ---------------

                       Commission file number 033-23138-D

                                 HEARTSOFT, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

        DELAWARE                                             87-0456766
---------------------                                ---------------------------
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

             NONE                                         NONE
      -------------------                          --------------------

Securities registered under Section 12(g) of the Exchange Act:

                                      NONE
--------------------------------------------------------------------------------
                                (Title of class)

     Heartsoft, Inc., a Delaware corporation (the "Company"), inadvertently reported on its Form 10-KSB for the period ended March 31, 1999 and Amendment No. 1 to such Form 10-KSB that the Company's common stock is registered under
Section 12(g) of the Securities Exchange Act of 1934. The Company's common stock is registered under the Securities Act of 1933 and the Company files periodic and other reports as required by Section 15(d) of the Securities Exchange Act of 1934.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)      HEARTSOFT, INC.
                  --------------------------------------------------------------

By (Signature and Title)               /s/ Benjamin P. Shell
                           -----------------------------------------------------
                           Benjamin P. Shell, Chairman of the Board, President, and Chief Executive Officer

Date     April 10, 2000
         -----------------------------------------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)               /s/ Benjamin P. Shell
                           -----------------------------------------------------
                           Benjamin P. Shell, Chairman of the Board, President, and Chief Executive Officer
                           (Principal Executive Officer and Principal Financial Officer)

Date     April 10, 2000
         -----------------------------------------------------------------------

                                    * * * * *

By (Signature and Title)               /s/ Jimmy L. Butler, Jr.
                           -----------------------------------------------------
                           Jimmy L. Butler, Jr., Vice-President

Date     April 10, 2000
         -----------------------------------------------------------------------