Form 10KSB
period 2000-03-31
HEARTSOFT INC
filed 2000-07-14
CIK 836562

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
             For the fiscal year ended   MARCH 31, 2000
                                         --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from                 to
                                            ---------------    ---------------

                  Commission file number          033-23138-D
                                                  -----------

                                 HEARTSOFT, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             DELAWARE                                   87-0456766
  -------------------------------           ------------------------------------
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

             NONE                                             NONE
             ----                                             ----

Securities registered under Section 12(g) of the Exchange Act:


                                      NONE
                                      ----
                                (Title of class)

================================================================================

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for the year ended March 31, 2000 was $315,557.

The aggregate market value of the voting stock held by non-affiliates at March 31, 2000 was $20,227,637. This amount was computed using the average bid and ask price as of March 31, 2000. For purposes of this computation, all officers, directors and 5% beneficial owners of Registrant are deemed to be affiliates.

As of March 31, 2000, the issuer had outstanding a total of 11,055,337 shares of its $.0005 par value Common Stock.

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]  No  [X]

                                 HEARTSOFT, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                  PAGE
                                                                        NUMBER
PART I

Cautionary Statement Regarding Forward-Looking Information                 4

Risk Factors                                                               4

Item 1.  Description of Business                                           10

Item 2.  Description of Property                                           16

Item 3.  Legal Proceedings                                                 16

Item 4.  Submission of Matters to a Vote of Security Holders               17

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters          17

Item 6.  Management's Discussion and Analysis or Plan of Operation         18

Item 7.  Financial Statements                                              23

Item 8.  Changes In and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                 23

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act        23

Item 10.  Executive Compensation                                           25

Item 11.  Security Ownership of Certain Beneficial Owners and Management   26

Item 12.  Certain Relationships and Related Transactions                   26

Item 13.  Exhibits and Reports on Form 8-K                                 27

PART I

THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS THAT COULD DIFFER FROM ACTUAL FUTURE RESULTS.

         This Form 10-KSB contains "forward-looking" statements regarding potential future events and developments affecting the business of Heartsoft, Inc., a Delaware corporation ("Heartsoft," or the "Company," including its subsidiary). Such statements relate to, among other things:

     o   future operations of Heartsoft;

     o the development of new products and distribution channels and product sales;

     o   competition for customers for Heartsoft's products;

     o the uncertainty of developing or obtaining rights to new products that will be accepted by the market;

     o   the timing of the introduction of new products into the market;

     o   the limited market life of Heartsoft's products; and

     o   other statements about Heartsoft or the educational software market.

         Forward-looking statements may be indicated by the words "expects," "estimates," "anticipates," "intends," "predicts," "believes" or other similar expressions. Forward-looking statements appear in a number of places in this Form 10-KSB and may address the intent, belief or current expectations of Heartsoft and its Board of Directors and management with respect to Heartsoft and its business. Heartsoft's ability to predict results or the effect of any future events on Heartsoft's operating results is subject to various risks and uncertainties. Some of these risks and uncertainties include competition for products and customers, the Company's expectations regarding its new Internet Web browser for children, INTERNET SAFARI(TM), the Company's ability to develop or obtain rights to new products and the limited market life of Heartsoft's current products.

RISK FACTORS

THE COMPANY MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING NECESSARY TO SUSTAIN AND GROW ITS OPERATIONS.

         The Company's audited financial statements for the fiscal year ended March 31, 2000 have been qualified on a going concern basis principally due to lack of long term financing to achieve its goal of completing the development of and releasing its new secure Internet browser for children, INTERNET SAFARI(TM). To date, the Company has funded its transition period to the introduction of INTERNET SAFARI(TM) primarily through revenues generated by other products and equity financings. The Company will need additional capital before INTERNET SAFARI(TM) begins generating a sufficient cash flow to sustain operations for the foreseeable future. There is no assurance that additional financing will be available, or, if available, that such financing will be on terms favorable to the Company. Failure to obtain such additional financing would have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED RESOURCES COULD RESTRAIN THE COMPANY'S GROWTH.

         The Company currently needs additional funds to sustain its operations and continue its policy of growth. Additional financing may not be available on favorable terms or at all. If the Company raises additional funds by selling stock, the percentage ownership of the Company's current shareholders will be reduced. If the Company cannot raise adequate funds to satisfy its capital requirements, the Company may have to limit its operations significantly. The Company's future capital requirements depend upon many factors, including:

     o the rate at which the Company expands its sales and marketing operations;

     o   the extent to which the Company develops its products;

     o   the rate at which the Company updates its technology;

     o   the Company's ability to complete its planned private placement;

     o   the rate at which the Company expands; and

     o the response of competitors to the Company's product and service offerings.

THE COMPANY MAY EXPERIENCE POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS.

         The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including:

     o   changes in the level of operating expenses;

     o   demand for the Company's products;

     o the introduction of new products and product enhancements by the Company or its competitors;

     o   changes in customer budgets;

     o   competitive conditions in the industry; and

     o   general economic conditions.

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

THE COMPANY'S REVENUES HAVE DEPENDED ON SALES OF ITS PRINCIPAL PRODUCTS.

         To date, the Company has derived substantially all of its revenue from the sale of its 40 educational products. Accordingly, the Company's results will depend on continued market acceptance of these existing products and acceptance of its new products, including INTERNET SAFARI(TM). Failure to achieve such acceptance could have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY FACES CERTAIN RISKS ASSOCIATED WITH THE MANAGEMENT OF GROWTH.

         The Company is experiencing a period of transition and product introductions that has and may continue to place a significant strain on its resources. Expansion of the Company's product lines, additional product development and product introductions, or acquisitions of other technologies, will further place a strain on the Company's resources and personnel when added to the day-to-day activities of the Company. In particular, the Company is currently developing a new secure Internet browser for children, INTERNET SAFARI(TM). INTERNET SAFARI(TM) was originally scheduled to be released during the first calendar quarter of 2000. The Company has experienced delays in connection with the release of INTERNET SAFARI(TM) due to limited resources. INTERNET SAFARI(TM) is now in the final stages of beta testing and is scheduled to be released prior to the school year beginning fall of 2000.

THE COMPANY'S SUCCESS DEPENDS IN PART ON ITS ABILITY TO ADAPT TO RAPID TECHNOLOGICAL CHANGE.

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

THE COMPANY IS SUBJECT TO INTENSE COMPETITION.

         The educational software market is highly competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. The Company believes its ability to compete depends upon many factors including:

     o the timely development and introduction of new products and product enhancements;

     o   product functionality;

     o   product performance;

     o   price;

     o   product reliability;

     o   customer service and support;

     o   sales and marketing efforts; and

     o   product distribution.

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

THE COMPANY DEPENDS UPON MANAGEMENT AND CERTAIN KEY EMPLOYEES.

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

         The Company's success depends to a significant extent on the performance and continued services of its senior management and certain other key employees. The loss of one or more of senior management and key employees could have a material adverse effect upon the Company. In October 1999, the Company entered into an employment agreement with its Vice President of Sales and Marketing, Nita Seng, in order to reduce the risk of losing a key employee.

THE COMPANY MAY NOT BE ABLE TO EFFECTIVELY PROTECT ITS INTELLECTUAL PROPERTY.

         The Company's success is heavily dependent upon its confidential and proprietary intellectual property. The Company relies primarily on a combination of copyright, trademark and trade secrets laws, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company has also filed a preliminary patent application in connection with its new Internet browser for children, INTERNET SAFARI(TM). Trade secret and copyright laws afford only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as well as the laws of the United States. The Company cannot guarantee that its means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

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

THE COMPANY FACES CERTAIN RISKS ASSOCIATED WITH PRODUCT DEFECTS.

         Prior to release of new products or upgrades to existing products, the Company conducts exhaustive testing of those products. However, despite testing, new products or enhancements may contain undetected errors or "bugs" that are discovered only after a product has been installed and used by customers. There can be no assurance that such errors will not be discovered in the future. Such errors can cause delays in shipments that materially and adversely affect the Company's competitive position and operating results. Although the Company has not experienced material adverse effects resulting from any such errors to date, the Company cannot ensure that its new products or releases will be error free even after commencement of commercial shipments. Discovery of errors in the Company's products after the commencement of commercial shipping could result in the following:

     o   loss of revenues;

     o   delays in market acceptance;

     o   diversion of development resources;

     o   damage to the Company's reputation; and

     o   increased service and warranty costs.

Any of these occurrences could have a material adverse effect upon the Company's business, financial condition and results of operations.

THE COMPANY'S FUTURE SUCCESS DEPENDS UPON DEVELOPMENT OF NEW PRODUCTS AND ENHANCEMENT OF EXISTING PRODUCTS.

         In order to remain competitive in the educational software market, the Company must develop and introduce new products and product enhancements on a timely basis. If the

Company fails to develop and introduce new products and enhancements on a timely basis, it could have a material adverse effect on the Company's financial condition and results of operations.

CERTAIN RESTRICTED SHARES OF THE COMPANY WILL BE ELIGIBLE FOR SALE IN THE FUTURE AND COULD AFFECT THE PREVAILING MARKET PRICE OF THE COMPANY'S COMMON STOCK.

         Certain of the outstanding shares of Common Stock are "restricted securities" under Rule 144 of the Securities Act, and (except for shares purchased by "affiliates" of the Company as such term is defined in Rule 144) would be eligible for sale as the applicable holding periods expire. In the future, these shares may be sold only pursuant to a registration statement under the Securities Act or an applicable exemption, including pursuant to Rule 144. Under Rule 144, a person who has owned Common Stock for at least one year may, under certain circumstances, sell within any three-month period a number of shares of Common Stock that does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. In addition, a person who is not deemed to have been an affiliate of the Company at any time during the three months preceding a sale, and who has beneficially owned the restricted securities for the last two years is entitled to sell all such shares without regard to the volume limitations, current public information requirements, manner of sale provisions and notice requirements. Sales or the expectation of sales of a substantial number of shares of Common Stock in the public market by selling stockholders could adversely affect the prevailing market price of the Common Stock, possibly having a depressive effect on any trading market for the Common Stock, and may impair the Company's ability to raise capital at that time through additional sale of its equity securities.

THE COMPANY DOES NOT EXPECT TO DECLARE OR PAY ANY DIVIDENDS IN THE FORESEEABLE FUTURE.

         The Company has not declared or paid any dividends on its Common Stock. The Company currently intends to retain future earnings to fund the development and growth of its business, to repay indebtedness and for general corporate purposes, and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

THE COMPANY'S COMMON STOCK MAY BE SUBJECT TO SECONDARY TRADING RESTRICTIONS RELATED TO PENNY STOCKS.

         Certain transactions involving the purchase or sale of Common Stock of the Company may be affected by a Securities and Exchange Commission rule for "penny stocks" that imposes additional sales practice burdens and requirements upon broker-dealers that purchase or sell such securities. For transactions covered by this penny stock rule, broker-dealers must make certain disclosures to purchasers prior to the purchase or sale. Consequently, the penny stock rule may impede the ability of broker-dealers to purchase or sell the Company's securities for their customers and the ability of persons now owning or subsequently acquiring the Company's securities to resell such securities.

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

         Heartsoft was incorporated in the State of Delaware in June 1988. Historically, Heartsoft has been engaged in the design and publishing its own proprietary educational software products for distribution to the education market and consumer market. In 1999, Heartsoft decided to evaluate several potential business opportunities involving limiting the amount of objectionable material viewed by children who have access to the Internet through the use of a Web browser or an e-mail service. After much review, the Company has formulated the opinion that in addition to the area of children's safety sufficient demand may also exist for its screening technology in some typical non-children environments. Some of these other environments include, but are not limited to, certain government agencies, corporations and professional organizations.

INDUSTRY BACKGROUND AND GROWTH OF THE INTERNET

         The Internet has emerged as a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. Estimates by the International Data Corporation ("IDC") indicate that the number of Web users could grow from approximately 150 million worldwide in 1998 to approximately 500 million worldwide by the end of 2003. A study released this year estimates that nearly 24 million teens and children currently have access to the Internet.

         As demand for Internet access is increased by the growth in the number of businesses conducting commerce over the Internet, the need for businesses to ensure that their employees operate in a safe and secure environment also increases. In addition to schools, homes and libraries, this growing business acceptance of the Web represents an enormous opportunity for the demand of safe and secure access to the Internet. IDC estimates that commerce over the Internet will increase from approximately $40 billion worldwide in 1998 to approximately $900 billion worldwide in 2003.

THE HEARTSOFT SOLUTION

         Heartsoft believes it understands the many challenges that the increased demand by schools and businesses for Internet derived information will have on the marketplace. As the use of the Internet increases, the probability of individuals encountering offensive material is also likely to increase.

         The Company believes the social, political and legal reactions to objectionable material on the Internet will be a major impetus for both schools and businesses to protect their end users from encountering unwanted objectionable material. Heartsoft is now engaged in the concept of bringing a completely integrated Internet security solution into both the classroom and the corporate workplace through the incorporation of advanced artificial intelligence technologies.

PRODUCTS

         During the fiscal year ended March 31, 2000, the Company continued development of INTERNET SAFARI(TM), a secure Internet browser for children. This proprietary product has been under in-house development and, after several delays, is expected to be available prior to the school year beginning fall of 2000. INTERNET SAFARI(TM) is currently in the final stages of beta testing. INTERNET SAFARI(TM) is designed for children ages 4 through 12 years to help simplify their use of the Internet. INTERNETSAFARI(TM) is a full-featured secure Internet browser for children that utilizes the sights and sounds of a jungle safari user interface with cartoons, sounds and a host of proprietary features. INTERNET SAFARI(TM) provides a high level of Internet security by combining artificial intelligence with advanced image detection and recognition software that has the capability to detect digitized pornographic images. Security is achieved through the interaction of two proprietary programs:

     o a text-filtering program that contains a database of restricted words and phrases; and

     o a image detection and recognition program which utilizes heuristics to detect and block pornographic imagery.

INTERNET SAFARI(TM) also features:

     o adjustable tolerance levels within security features to help allow the browser to be accommodated to the maturity of its user;

     o   one-click access to top on-line content providers;

     o a data base of hand-selected children's web sites broken into content channels designed as a starting place for Internet viewing; and

     o full Internet URL support enabling children to have access to the entire Internet.

INTERNET SAFARI(TM) will be distributed to both the consumer and educational markets.

         One of the Company's proprietary programs currently being marketed is its award winning THINKOLOGY(TM), a three titled software series that facilitates learning by helping young children increase their critical thinking and higher order reasoning skills. Released in late 1998, THINKOLOGY(TM) has garnered the prestigious 1999 Media & Methods Portfolio Award. THINKOLOGY(TM) has also received several favorable reviews in top educational and consumer magazines, including FamilyPC and Multimedia Schools.

         Other Heartsoft products include: the HEARTSOFT BESTSELLER SITE LICENSE, which contains 12 of the Company's top selling titles under a license allowing the teacher to copy the software for every computer in the school, and the HEARTSOFT K-8 LIBRARY (consisting of 38 software titles in the current product line).

MARKETS

         The Company believes that there are two basic markets for its current proprietary software technology: the education market and the consumer or retail market. Because the Company believes greater competition, higher barriers to entry and shorter product life exists in the consumer market, it has historically chosen to concentrate on the introduction of its products into the educational market with the intent of expanding into the consumer market at some later date. Therefore, during initial product development, the Company creates routines designed for the educational market by placing emphasis on content and instructional methodology.

EDUCATION MARKET

         The education market consists of school systems, home schools and individual educators requiring core curriculum materials and supplemental materials for use in the classroom. The Company derives most of its sales revenues from this market.

         In the education market, as opposed to the consumer market, products enjoy a longer life span and obsolescence is less of a concern. This difference can be attributed, in part, to the fact that users in the education market tend to upgrade hardware much less frequently than users in the consumer market. Additionally, products in the education market often have life-spans as long as seven years because such products are based on core curriculum concepts that do not change significantly from year to year.

         The Company is not aware of a dominant company or companies that offer curriculum materials of the type the Company offers in the education market. The majority of the companies offering products to the education market focus on large network solutions or integrated learning systems, which result in a comprehensive curriculum-based solutions. While such building-wide curriculum solutions are comprehensive in nature, they are very expensive, often costing between $50,000 to $100,000 per building. In contrast, the Company's typical site licensing fees are less than $2,000.

CONSUMER MARKET

         While the Company currently receives nearly all of its income from sales to the education market, the introduction of INTERNET SAFARI(TM) during the fiscal year 2001 will mark the beginning of the Company's move into the consumer market. The consumer market consists of individuals who purchase educational software for use in the home. The overall growth in this market is a result of several major trends, including the increasing number of computer systems in the home, the improved multimedia capabilities of these systems and the increasing demand for a greater number of high quality, affordably priced software applications. The opportunities for consumers to purchase a vast number of software products and technologies from a wide variety of sources has increased consumers' expectations for high quality multimedia software. To increase its ability to reach this market, the Company needs to evaluate the revenue potential for various consumer software distribution channels.

     The distribution of consumer software has expanded beyond traditional software retailers and computer stores to include:

     o   warehouse clubs;

     o   general merchandise outlets;

     o   Internet service providers (ISPs);

     o original equipment manufacturers (OEMs) such as Dell, Compaq, Gateway, Apple, etc.; and

     o   on-line Internet stores, also known as e-commerce solutions.

     The consumer software market is extremely competitive and highly volatile as multimedia software publishers vie for a limited amount of available retail shelf space. These characteristics necessitate that companies need to achieve a greater sell-through of unit volumes by building brand name recognition, establish strong relationships with retailers and consistently upgrading products to offer state-of-the-art capabilities and rich content. Rapid changes in technology and customer requirements also need to be considered.

         Advances in computer technology spur the introduction of newer and faster computers. As a result, publishers need to constantly introduce new software to take advantage of these improved technologies. Consumer software products become obsolete much sooner than education software, sometimes in as little as two to three years. Educational software publishers who cater to the consumer market incur substantially increased development costs because of the need for more frequent product introductions or upgrades.

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

MARKETING AND DISTRIBUTION

         As of March 31, 2000, the Company utilized a sales and marketing staff of ten inside people to market its products in the United States and abroad. The Company anticipates hiring five additional people in the sales area during the 2001 fiscal year. During the last quarter in the fiscal year 2000, the Company conducted a directed mail marketing campaign from sales leads generated from its participation in two recent regional education technology conferences. An additional direct marketing campaign promoting the HEARTSOFT BESTSELLER SITE

LICENSE and THINKOLOGY(TM) is anticipated in the next quarter to coincide with the education market buying cycle. Educational sales are made directly to individual teachers and to regional school systems and districts, with shipments being made from the Company's Broken Arrow office to the purchaser. The Company also advertised its products in reseller catalogs with a circulation of approximately 5,000,000 in preparation of the spring buying season.

         The Company's products and sales strategy focus on a "niche" market within the consumer and educational markets. Three of the Company's best selling products, HEARTSOFT BESTSELLER SITE LICENSE, HEARTSOFT K-8 LIBRARY, and THINKOLOGY(TM), sell from prices ranging from approximately $400 to $1,400, depending on the configuration. Further, each product license allows multiple use of the software throughout the school. Within the consumer, or home market, the Company's products sell in the price range from approximately $10 to over $100 depending on configuration and educational support materials. To support and service its customers, the Company supplies technical support through its in-house technical support team. The Company's warranty on its products is lifetime for content, and one year for disc errors.

         The Company relies on a professional sales staff with many years of experience and extensive contacts in the education software market to sell the Company's proprietary titles. In addition the company also has access to certain distribution channels through the use of Value-Added-Resellers (VARs). With respect to its publishing activities, the Company's development staff oversees the development of the software. Additionally, the Company assembles its raw materials creating a final package at its Broken Arrow, Oklahoma facilities. All of the proprietary software titles developed by the Company have been copyrighted. All of the Company's products currently in development will be copyrighted prior to release.

RESEARCH AND DEVELOPMENT

         All research and development activities of the Company are company-sponsored, rather than customer-sponsored. Product development costs are capitalized as incurred once technological feasibility has been established. Ongoing work includes completion of its new secure Internet browser for children, INTERNET SAFARI(TM). The Company anticipates the addition of two new titles in its critical thinking skill series, THINKOLOGY(TM) and is evaluating the possibility of marketing its proprietary filtering technology as a software plug-in for other computer software applications.

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

WORKING CAPITAL

         Working capital practices in the software industry center on inventories and accounts receivable. The Company regularly reviews its working capital components in order to maintain the lowest level necessary in light of anticipated needs.

         To support the Company's policy of growth and meet working capital needs during the development of INTERNET SAFARI(TM), the Company secured approximately $2,000,000 in funding during the fiscal year ended March 31, 2000 through private placements of convertible debt and Common Stock.

         On August 30, 1999, Hi-Tel Group, Inc. ("Hi-Tel") loaned the Company $1,010,000 pursuant to a Convertible Promissory Note between the Company and Hi-Tel. According to the terms of the promissory note, Hi-Tel had the option to convert the debt into shares of the Company's Common Stock. From July 30, 1999 through October 30, 1999, Hi-Tel converted the entire principal amount of the promissory note into Heartsoft Common Stock.

         On February 15, 2000, the Company privately placed approximately 170,000 shares of restricted Common Stock with Dale L. Hill. After expenses, the Company received a total of approximately $202,500 from the sale of these shares.

         On March 1, 2000, the Company privately placed 775,000 convertible Preferred Shares with Hi-Tel. Under the terms of the Stock Purchase Agreement between the Company and Hi-Tel Group, Hi-Tel received 775,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") and a warrant to purchase 200,000 shares of Common Stock of the Company ("Warrant") in exchange for approximately $697,500 after expenses. The Preferred Stock may be converted into Common Stock, at any time, using the following formula: [$775,000/(0.6 x Closing Bid Price)] x [Number of Shares of Preferred Stock Converted/775,000]. Upon the exercise of any portion of the Warrant, the Company will receive the lesser of 60% of the Company's closing bid price on the day of such exercise or $3.00 times the number shares purchased by using the Warrant. The "Closing Bid Price" will be calculated as an average of the closing bid price, as reported by the Nasdaq Stock Market, Inc., for the 20 consecutive trading days preceding the conversion of the Preferred Stock or the exercise of the Warrant, whichever is applicable.

         The proceeds of the convertible debt and private placements of equity met the Company's working capital needs through June of 2000. The Company is currently in the process of negotiating another private placement of equity securities that the Company anticipates will allow it to meet working capital requirements until the release of INTERNET SAFARI(TM), although there is no assurance that the private placement will be consummated.

EMPLOYEES

         At March 31, 2000, the Company had 30 full-time employees and 3 part-time employees, none of whom are represented by unions. Management considers its relations with its employees to be good.

COPYRIGHTS, PATENTS, TRADEMARKS, LICENSES AND CONCESSIONS

         The Company routinely copyrights its proprietary software titles. Further, the Company is in the process of securing registered trademarks on its corporate name, and its leading-edge proprietary products. The Company has also filed a preliminary patent application in connection with its new Internet browser for children, INTERNET SAFARI(TM).

ENVIRONMENTAL MATTERS

         The Company's operations are of a nature that laws concerning the environment do not substantially affect the Company's domestic operations. The Company believes that it presently complies with these laws and that future compliance will not materially adversely affect the Company's earnings or competitive position.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases its principal office location in Broken Arrow, Oklahoma, a suburb of Tulsa. The Broken Arrow office, which includes both executive offices and production space, contains 7,628 square feet (1,200 sq. ft. of production/warehouse space and 6,428 sq. ft. of office space), located in a business office park at 3101 N. Hemlock Circle, Broken Arrow, Oklahoma. The lease expires December 1, 2004. This lease provides the Company first right-of-refusal as additional space becomes available. The Company anticipates acquiring approximately 1,700 square feet of additional office space in the same office building by October of 2000.

ITEM 3.  LEGAL PROCEEDINGS.

INVESTIGATION BY THE FORT WORTH DISTRICT OFFICE OF THE SECURITIES AND EXCHANGE COMMISSION.

         By letters dated February 23, 2000 and March 8, 2000, the Fort Worth District Office of the Securities and Exchange Commission (the "SEC") notified the Company, and two of it's officers, Benjamin P. Shell ("Shell") and Jimmy L. Butler ("Butler"), of the Fort Worth District Office's intent to recommend to the SEC that a lawsuit be brought against the Company, Shell and Butler based on alleged violations of Sections 5(a), 5(c) and 17(a) of the Securities Act of 1933, Sections 10(b), 13(a) and 16(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 13a-1, 13a-13 and 16a-3 thereunder.

         The Company, Shell and Butler have discussed the allegations with representatives of the Fort Worth District Office and have proposed a resolution of the dispute which, if accepted, would result in the filing of a lawsuit by the SEC against the Company, Shell and Butler. Upon the filing of the lawsuit, certain stipulations and consents would be submitted by the Company, Shell and Butler, and final judgments would be entered by the Court whereby the Company, Shell and Butler would be permanently enjoined from committing violations of the aforementioned securities laws and whereby Shell and Butler would pay to the SEC disgorgement, interest and civil penalties totaling $146,402.99 and $129,850.94, respectively. The proposed settlement must undergo a review and approval process at several levels of the

SEC and consequently, it is not currently known whether the proposed settlement will be accepted by the SEC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the period from March 31, 1999 through March 31, 2000.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Shares of the Company's Common Stock are traded in the over-the-counter system, through the NQB Bulletin Board under the symbol "HTSF." The range of high and low bid information for the Company's Common Stock during the last two years, as reported by the NASDAQ Stock Market, Inc., was as follows:

Quarter Ended                        High Bid          Low Bid
-------------                        --------          -------

June 30, 1998                        $0.5313           $0.4063
September 30, 1998                   $0.4375           $0.1500
December 31, 1998                    $0.2500           $0.1250
March 31, 1999                       $5.9375           $0.1700
June 30, 1999                        $2.0000           $1.2188
September 30, 1999                   $1.7813           $1.2188
December 31, 1999                    $4.8438           $1.2500
March 31, 2000                       $5.0000           $1.7500

         The above quotes reflect inter-dealer prices without retail mark-up or markdown or commissions, and may not represent actual transactions.

         As of March 31, 2000, there were 454 holders of record, and according to the Company's estimate approximately 3,000 beneficial owners, of the Company's Common Stock.

         Since its inception, no cash dividends have been paid on the Company's Common Stock and the Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the audited financial statements as well as the associated Notes to the audited financial statements.

GENERAL
-------

         The Company is a provider of proprietary educational computer software products distributed to the education and consumer markets. Its products are sold through an internal sales organization, national and international resellers, United States based catalogers with an annual aggregate circulation of approximately 5,000,000 catalogs and online through three corporate websites, www.heartsoft.com, www.internet-safari.com, www.thinkology.com.

         Through the fiscal year ended March 31, 2000, the Company's product line was comprised of approximately 40 educational software products that assist young children in pre-kindergarten through the 6th grade to practice and learn basic curriculum subjects. However, during fiscal 2001, the Company anticipates the release of its new secure Internet browser for children, INTERNET SAFARI(TM). The release of INTERNET SAFARI(TM) will broaden the Company's product line to include an Internet-based software solution.

         The Company intends to continue to expand its traditional educational software business through internal growth as well as by focusing a substantial portion of its resources on the introduction and sale of INTERNET SAFARI(TM). Beginning in fiscal 2001, the Company intends to use the Internet to expand its geographic reach deeper into the consumer market both in the United States and internationally.

         For the year ending March 31, 2000, the Company experienced a loss of $1,524,133 and accumulated a total deficit of $4,754,841. These net losses and accumulated deficit have been primarily caused by the Company's efforts in positioning itself for the release of INTERNET SAFARI(TM) and are related, for the most part, to marketing and general and administrative expenses. The Company does not anticipate reaching profitability for at least 15 months.

         To reach profitability, the Company plans, among other things, to do the following:

     o introduce its secure Internet browser, INTERNET SAFARI(TM) during fiscal 2001;

     o expand the marketing of all of the Company's products for the consumer and school markets by utilizing additional marketing resources such as direct mail, on-line purchasing, demonstration versions of key products, magazine advertising and more;

     o establish strategic joint venture partners both in the United States and internationally.

         The Company plans to strengthen its brand name awareness and position and to utilize its technological infrastructure and software development capabilities to continue refining and upgrading its current and future products. Accordingly, the Company intends to invest heavily in marketing and advertising, new partnerships and strategic alliances, and its technology infrastructure. The Company also anticipates that it will continue to experience losses similar to or greater than those described above during the next 15 months. Significant increases in the Company's advertising and marketing campaigns will contribute to such loss. The Company believes that this program of expansion is necessary to continue building its brand recognition and ability to generate revenues.

         Further, if the investments mentioned above are successful, the Company anticipates that it will see an increase in revenues and a narrowing of losses as percentage of revenues. The Company expects that the combination of increased revenues and decreased expenses as percentage of revenues will lead to profitability.

         The Company believes that its investment in the development of INTERNET SAFARI(TM) and the secure browser's release represents a key element of its future and that the Company can become a leading player in the children's Internet market.

         Finally, while the Company's revenue has fluctuated significantly in recent quarters as the Company shifted available resources between product development and sales and marketing, there is no guarantee that such fluctuations will cease nor that the Company will reach profitability.

RESULTS OF OPERATIONS
---------------------

YEAR ENDED MARCH 31, 2000 VS. YEAR ENDED MARCH 31, 1999

Net Revenue

         Revenue for the year ended March 31, 2000 decreased to $315,557 from $527,915 for the year ended March 31, 1999, a decrease of 40%. The decrease is primarily attributable to the implementation of a new long-term business plan that included plans for internal reorganization of the Company's sales and marketing division as well as the development of significant new software products. In October, 1999, the Company hired Ms. Nita Seng, a veteran of the educational software market as Vice President of Sales and Marketing. Immediately upon joining the Company, Ms. Seng began an extensive analysis of product sales, which included configuration, price and positioning. Ms. Seng substantially reorganized the Company's education sales division and began hiring and training additional sales personnel.

Cost of Production

         The Company includes in cost of production all costs associated with the acquisition of components, assembly of the finished products, warehousing, shipping and payroll for personnel associated with the production and shipping of the finished product. Cost of production for the year ended March 31, 2000 was $158,988 compared to $102,600 for the year ended March 31, 1999. This represents a 54% increase in cost of production.

         During the reorganization of the Sales and Marketing Division, which began in October, 1999, the Company reduced the pricing of certain configurations of its educational software. During ensuing months, the Company saw an increase in the sale of the number of units shipped, but the revenue received from each unit was lower causing an increase of cost of materials as a percentage of total revenues.

         The Company anticipates that costs of production will decrease as a percentage of sales as the internal reorganization positively impacts efficiency of operations and revenues increase over the next 1-2 years. The Company also anticipates that an increased focus on district-wide school purchases of the Company's products and the ability to increase the purchase of raw materials in bulk will further reduce cost of production as a percentage of sales.

General and Administrative

         Total general and administrative expenses for the year ended March 31, 2000 increased to $925,162 as compared to $551,715 for the same period in 1999, an increase of 68%. This increase in G&A expenses is again directly attributable to the initial execution of a new business plan as described elsewhere in this Form 10-KSB.

         In addition, G&A costs related to hiring additional staff Company-wide combined with increased infrastructure costs related to the general expansion impacted expenses, such as office space, office furnishings and computer and telecommunication equipment. Costs related to legal and accounting fees rose by 369% as the Company resumed its fully reporting status and compliance to expanding SEC guidelines.

Sales and Marketing

         Sales and Marketing expenses for the fiscal year ending March 31, 2000 were $462,643 compared to $239,756 for the year ending March 31, 1999. Expenses for sales and marketing rose 93%. Again, implementation of the Company's expanded business plan, as discussed above in General and Administrative, contributed to this increase. The Company significantly expanded its Sales and Marketing group during the last five months of fiscal year ended March 31, 2000 by hiring nine new personnel, including Ms. Nita Seng, Vice President of Sales and Marketing.

         Other expenses associated with numerous direct mail campaigns targeted to schools, new advertising print materials and a substantial increase in expenses related to the attendance of industry trade-shows also contributed to the increase in sales and marketing expenses. The Company utilizes a direct mail approach to notify educators of the Company's planned presence at key conferences throughout the year and for promotional purposes during school funding cycles. Costs associated with direct mail campaigns are reflected in advertising.

         Advertising costs for the fiscal year ended March 31, 2000 were $171,701 compared to $125,686 for the fiscal year ended March 31, 1999, a 37% increase.

         The costs associated with conferences include booth rental fees, equipment and travel expenses. Expenses associated with conferences for fiscal year ended March 31, 2000 were $83,352 compared to $29,710 in fiscal year ended March 31, 1999, a 180% increase.

YEAR ENDED MARCH 31, 1999 VS. YEAR ENDED MARCH 31, 1998

Net Revenue

         Net Revenue for the year ended March 31, 1999 was $527,915 compared to $560,128 for the year ended March 31, 1998, a decrease of 6%. Fluctuations in advertising campaigns and turnover in internal sales staff contributed to the small decrease in revenue.

Operating Expense

         Total general and administrative expenses decreased 20% for the year ended March 31, 1999 when compared to the year ended March 31, 1998. Total payroll expenses increased 2% when compared to payroll expenses for the year ended March 31, 1998. With the completion of the Company's new critical thinking skills product, THINKOLOGY(TM), the Company began to focus a substantial portion of its resources to building an inside sales team. This enhanced focus on sales is reflected in an increase in sales payroll expense, which rose 35% in the year ended March 31, 1999 as compared to the year ended March 31, 1998. During the year ending March 31, 1999, the Company decreased administrative payroll expenses by 16% when compared to the earlier year's figures. This decrease was attributable to increased efficiencies within the organization's administrative office and the implementation of job cross-training, which allowed redundant administrative positions to be eliminated.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's principal sources of liquidity include cash and accounts receivable of $365,449. Total assets for the Company increased 53% to $1,221,635 for fiscal year ended March 31, 2000 compared to $798,310 for the fiscal year ended March 31, 1999.

         The Company reduced total liabilities by 54% to $356,732 for the fiscal year ended March 31, 2000 compared to $781,162 for the fiscal year ended March 31, 1999. During the year ended March 31, 2000, the Company received an aggregate total of $2,083,521 from financing activities. This represents proceeds received from private placements of convertible debt and Common Stock as discussed in other sections of this Form 10-KSB.

         The Company believes that although it is incurring an on-going operating loss it has sufficient operating capital to meet its obligations through the end of the first fiscal quarter 2001. However, in order to maintain current level of operations, the Company will need to draw upon additional funding sources to meet its operating expenses. Such funding sources may include, but are not limited to, additional private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions and/or licensing agreements with strategic partners.

         The Company believes that through a combination of outside sources of capital and revenues generated from product sales it will have sufficient sources of capital to meet its operating needs. However, any substantial delays in receipt of or failure to obtain such capital may prevent the Company from operating as a going concern, given its limited revenues and capital reserves.

ITEM 7.  FINANCIAL STATEMENTS.

         The Financial Statements of the Company are set forth on pages F-1 through F-14 inclusive, found at the end of this report.

                         INDEX TO FINANCIALS STATEMENTS

Independent Auditors' Report............................................... F-1

Balance Sheet.............................................................. F-2

Statements of Operations................................................... F-4

Statements of Changes in Stockholders' Equity.............................. F-5

Statements of Cash Flows................................................... F-6

Notes to Financial Statements.............................................. F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following sets forth information as of March 31, 2000 concerning the Company's executive officers and directors:

NAME                        AGE       POSITION
-------------------------------------------------------------------------------

Benjamin P. Shell, Jr.       37        Chairman of the Board, President and
                                       Chief Executive Officer
-------------------------------------------------------------------------------

Jimmy L. Butler, Jr.         36        Director, Vice-President of Development,
                                       and Secretary
-------------------------------------------------------------------------------

Kathleen Hurley              54        Director
-------------------------------------------------------------------------------

Juanita L. Seng              47        Vice President, Sales and Marketing
-------------------------------------------------------------------------------

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

JIMMY L. BUTLER, DIRECTOR, VICE-PRESIDENT OF DEVELOPMENT, AND SECRETARY

         As a co-founder of Heartsoft, Jimmy Butler has more than ten years of educational software development experience with the Company. Mr. Butler served as Vice-President of Marketing from 1987 to 1993. His diverse exposure to the educational and software industry includes:

     o   designing and implementing direct mail campaigns;

     o   market analysis;

     o   telemarketing;

     o   direct sales to school administrators;

     o   new product design;

     o   content writing; and

     o   hosting dozens of national trade shows.

         Mr. Butler also works in the areas of corporate imaging, marketing position, new product development, crossover markets, public relations and advertising campaigns.

         Mr. Butler has held the position of Vice-President of Development since 1993. In this position, he was recently responsible for the conversion of 40 products to the Macintosh platform, from conceptualization to final release.

KATHLEEN HURLEY, DIRECTOR

         Ms. Hurley is Vice-President of Marketing and Strategic Relationships for NetSchools Corporation. Prior to joining NetSchools, she was Senior Vice-President of Education Marketing for The Learning Company. Ms. Hurley serves on several industry and education advisory boards, including: the Software and Information Industry Association (SIIA), the International Society for Technology in Education (ISTE), the Council of the Great City Schools Technology Steering Committee, and the National Catholic Education Exhibitors Association. Ms. Hurley also heads up the Education Advisory Board for Target Stores. Prior to working for The Learning Company, she was the Senior Vice President of SkillsBank Corporation. Ms. Hurley has held various positions with IBM, Mindscape, Grolier, and DLM. Ms. Hurley began her career working with learning disabled students after receiving her Masters degree at the Jersey City State College. She also continues to support her undergraduate institution, the University of Dayton, by serving on the school of education's advisory board.

JUANITA L. SENG, VICE PRESIDENT, SALES AND MARKETING

         As Vice President of Sales and Marketing for Heartsoft, Inc, Juanita Seng brings fifteen years experience in the education technology market to Heartsoft. Ms Seng joined Heartsoft, in October, 1999 from The Learning Company School ("TLC") where she held the position of Director, Product Sales for North America. At TLC, Ms. Seng managed a staff comprised of inside and outside sales, which was responsible for sales in schools in the United States and Canada of all software brands ranging under The Learning Company umbrella, including The Learning Company, Broderbund, Mindscape, Creative Wonders, Grolier and others.

         Prior to employment by The Learning Company, Ms Seng had extensive management experience in the hardware and software reseller market, including managing Apple Education Sales Agent resellers in the Florida and the southeastern United States. Added to Ms. Seng's list of accomplishments is her prior involvement in the entrepreneurial end of the business that included the ownership of a hardware reseller in the Atlanta, GA metropolitan area. Ms. Seng is a former educator with eleven years classroom experience.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth information with respect to compensation received by the Chief Executive Officer and Vice-President of Sales and Marketing of Heartsoft. During the past three fiscal years, no other executive officers of Heartsoft received a total annual salary and bonus that exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

Name and                                                                          Other Annual
Principal Positions                 Year        Salary           Bonus            Compensation
-----------------------             ----        ------           -----            ------------
Benjamin P. Shell,                  2000        $  70,125(1)          N/A          $  9,400(2)
  President and Chief               1999        $  46,800             N/A          $  9,444(2)
  Executive Officer                 1998        $  46,800             N/A          $  9,561(2)

Juanita L. Seng,                    2000(3)     $  50,000        $ 76,875(4)       $  8,850(5)
  Vice-President,
  Sales and Marketing

------------------------

(1) From April 1, 1999 to November 15, 1999, Mr. Shell received a base salary of $46,800 per year. On November 15, 1999, Mr. Shell's base salary increased to $109,000 per year.

(2) All Other Annual Compensation for Mr. Shell consists of car allowance provided by the Company.

(3) Ms. Seng was hired in October of 1999. The figures under Ms. Seng's Salary, Bonus and Other Annual Compensation reflect payments made from October of 1999 to March 31, 2000.

(4) This figure includes a $5,000 signing bonus and a initial grant of stock of 50,000 shares, both of which became due upon Ms. Seng's execution of her Engagement Agreement with the Company. The stock was issued to Ms. Seng on approximately October 18, 2000 when the price of the Company's Common Stock closed at $1.4375.

(5) This figure includes $5,625 paid to provide housing for Ms. Seng in Tulsa through June of 2000. As of June of 2000, Ms. Seng has relocated to Tulsa and will no longer receive a monthly stipend for housing. The remaining portion under All Other Compensation for 2000 for Ms. Seng consists of car allowance provided by the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 2000 by (i) each director, (ii) each of the named executive officers, (iii) all executive officers and directors of the Company as a group, and (iv) all those known by the Company to be beneficial owners of more than five percent of the Company's Common Stock. This table is based upon information supplied by officers, directors and principal shareholders. Subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

                                                BENEFICIAL OWNERSHIP
                                                --------------------

NAME AND ADDRESS                             NUMBER           PERCENTAGE
OF BENEFICIAL OWNER                         OF SHARES         OF TOTAL
-------------------                         ---------         --------

Benjamin P. Shell, Chairman of the Board
  President, and Chief Executive Officer
  3101 North Hemlock Circle
  Broken Arrow, OK 74102                      928,792            8.40%

Jimmy L. Butler, Director, Vice-President,
  Development, and Secretary
  3101 North Hemlock Circle
  Broken Arrow, OK 74102                      823,625            7.45%

Kathleen Hurley, Director
  3521 N. Military Road
  Arlington, VA 22207                           6,000            0.05%


Juanita L. Seng, Vice-President, Sales
  and Marketing
  3101 North Hemlock Circle
  Broken Arrow, OK 74102                       50,000            0.45%

All executive officers and directors
  as a group (4 persons)                    1,808,417           16.35%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

       EXHIBIT NO.                            DESCRIPTION
--------------------------------------------------------------------------------

         *3.1          Articles of Incorporation of the Company.

         *3.2          By-Laws of the Company.

         *4.1          Specimen of Certificate for Heartsoft, Inc. Common Stock.

         *10.1         Corporate Note to Dale Hill dated October 21, 1998.

         *10.2         Corporate Note to Dale Hill dated February 10, 1998.

         *10.4         Promissory Note dated October 16, 1999 to Tulsa National
                       Bank.

         *10.5         Promissory Note dated December 16, 1999 to Bank of
                       Oklahoma.

         *10.6 Equipment Lease with Auto & Equipment Leasing by Flex, Inc. dated February 12, 1998.

         *10.7 Software Agreement dated May 16, 1997 between Heartsoft, Inc. and Heartsoft 1997 Limited Partnership.

         *10.8 Acquisition Note dated May 16, 1997 from Heartsoft 1997 Limited Partnership.

         *10.9 Assumption Agreement dated April 30, 1997 by and among Heartsoft 1997 Limited Partnership, Heartsoft, Inc. and Limited Partners.

         *10.10 Joint Venture Agreement dated May 16, 1997 between Heartsoft, Inc. and Heartsoft 1997 Limited Partnership.

         *10.11 Software Agreement dated July 30, 1997 between Heartsoft, Inc. and Heartsoft II 1997 Limited Partnership.

         *10.12 Acquisition Note dated July 30, 1997 from Heartsoft II 1997 Limited Partnership.

         *10.13 Assumption Agreement dated July 30, 1997 by and among Heartsoft II Limited Partnership, Heartsoft, Inc. and Limited Partners.

         *10.14 Joint Venture Agreement dated July 30, 1997 between Heartsoft, Inc. and Heartsoft II 1997 Limited Partnership.

         *10.15 Software Agreement dated October 28, 1997 between Heartsoft, Inc. and Heartsoft III 1997 Limited Partnership.

         *10.16 Acquisition Note dated October 28, 1997 from Heartsoft III 1997 Limited Partnership.

         *10.17 Assumption Agreement dated July 30, 1997 by and among Heartsoft III 1997 Limited Partnership, Heartsoft, Inc. and Limited Partners.

         *10.18 Joint Venture Agreement dated October 28, 1997 between Heartsoft, Inc. and Heartsoft III 1997 Limited Partnership.

          10.19 Convertible Promissory Note dated August 30, 1999 between Heartsoft, Inc. and Hi-Tel Group, Inc.

          10.20 Letter Agreement by and between Heartsoft, Inc. and the Weather Channel Enterprises, Inc. dated September 1, 1999.

          10.21 Cobranding Program Agreement by and between Heartsoft, Inc. and Ask Jeeves, Inc. dated September 16, 1999.

          10.22 Engagement Agreement by and between Heartsoft, Inc. and Juanita Seng dated October 1, 1999.

          10.23 Lease dated November, 1999 for commercial office space in Broken Arrow, Oklahoma.

          10.24 Lease dated January, 2000 for commercial office space in Broken Arrow, Oklahoma.

          10.25        Stock Purchase Agreement by and between Heartsoft, Inc.
                       and Hi-Tel Group, Inc. dated March 1, 2000 with Certificate of Designation of the Series A Convertible Preferred Stock attached as Exhibit A and Common Share Purchase Warrant between Heartsoft, Inc. and Hi-Tel Group, Inc. attached as Exhibit B.

          10.26 Web Service Agreement by and between Heartsoft, Inc. and Gaggle, Inc. dated June 9, 2000.

         *21.1         Subsidiaries of Heartsoft.

          23.1         Consent of Tullius Taylor Sartain & Sartain LLP.

          27.1         Financial Data Schedule.

-------------
* Incorporated by reference to the Company's Form 10-KSB/A filed on January 22, 2000

      (b) Reports on Form 8-K:

A. Form 8-K filed on February 9, 2000

     During the beginning of the calendar year 2000, the Company discovered that some reports that the Company believed had been previously filed with the Securities and Exchange Commission were in fact not filed. One of these reports was a Form 8-K for the period ended March 31, 1997. On February 9, 2000, the Company filed this Form 8-K along with several other SEC reports. The Form 8-K filed on February 9, 2000, included Unaudited Financial Statements of the Company for the quarter ending March 31, 1997 and reported the following events that occurred during the period ended March 31, 1997:

         1. Due to changes in personnel employed by the Company's Certifying Accountants, Cross & Robinson, Tulsa, Oklahoma, the Company's Board of Directors is currently considering a change in the Company's certifying accountants. The Board's consideration of this decision has delayed release of fiscal 1996's audited financial statement and related 10-K filing. The Company hopes to remedy this situation and to file its fiscal 1996 10-K within 90 days from March 31, 1997.

         2. During the fourth quarter of fiscal 1996, the Company's board of directors, by unanimous consent, agreed to discontinue the company's Advanced Technologies Division in Dallas, Texas. Although the division had been in existence for only 18 months, it was unable to reach profitability, and the Company's board of directors unanimously agree that continued investment in the division would not cause a turn around in the immediate future. The closing of the Advanced Technologies division will have a material affect on the Company's ongoing operations by reducing related expenses and reducing gross revenues. Subsequently, the Board also decided to re-focus all of the Company's resources into the promulgation of its core products division related to the development and sales of its proprietary educational software products for schools.

         3. During the fourth quarter of fiscal 1996, Charles R. Carlson agreed to and did resign from the Company's Board of Directors. Mr. Carlson's decision was related to the Board's unanimous consent to discontinue the operations of the Company's Advanced Technologies Division in Dallas, Texas.

B.       Form 8-K filed on April 10, 2000

         On April 10, 2000, the Company filed a Form 8-K reporting that on March 31, 2000, the Company issued a press release stating that the release of its secure Internet browser for children, INTERNET SAFARI(TM), would be moved from the first calendar quarter to the second calendar quarter of 2000. This Form 8-K did not include any financial statements.

C.  Form 8-K filed on June 29, 2000

         On June 29, 2000, the Company filed a Form 8-K reporting that on June 21, 2000, the Company issued a press release stating that INTERNET SAFARI(TM), Heartsoft's new secure Internet browser for children, is in final beta testing prior to its release. The Form 8-K also reported that on June 27, 2000, the Company issued a press release stating that Heartsoft is planning to have INTERNET SAFARI(TM) available to meet its district-wide shipping schedule to schools for the upcoming school year.

         Heartsoft had previously stated in reports filed with the Securities and Exchange Commission and press releases that it expected to release INTERNET SAFARI(TM) during second calendar quarter of 2000. Heartsoft now expects to release INTERNET SAFARI(TM) during the third calendar quarter of 2000. This Form 8-K did not include any financial statements.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HEARTSOFT, INC.
                                           (Registrant)


Date:  07/14/00                            /s/ Benjamin P. Shell
                                           -------------------------------------
                                           Benjamin P. Shell, Chairman of the
                                           Board, President, and Chief Executive
                                           Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  07/14/00                            /s/ Benjamin P. Shell
                                           -------------------------------------
                                           Benjamin P. Shell, Chairman of the
                                           Board, President, and Chief Executive
                                           Officer Executive Officer and
                                           Principal Financial Officer)


Date:  07/14/00                            /s/ Jimmy L. Butler, Jr.
                                           -------------------------------------
                                           Jimmy L. Butler, Jr., Vice-President


Date:  07/14/00                            /s/ Kathy Howell
                                           -------------------------------------
                                           Kathy Howell, Chief Financial
                                           Controller

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Heartsoft, Inc.

We have audited the accompanying balance sheet of Heartsoft, Inc., as of March 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heartsoft, Inc. as of March 31, 2000, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has experienced recurring operating losses and negative cash flows from operating activities, which increased to $1,524,133 and $1,244,884, respectively, in fiscal 2000. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma
June 16, 2000

                                 HEARTSOFT, INC.

                                  BALANCE SHEET

                                 March 31, 2000





ASSETS

Current assets:
   Cash                                                               $  334,794
   Accounts receivable, trade, net of allowance of $8,000                 30,655
   Inventories, at cost                                                   45,694
   Other                                                                   9,219
                                                                      ----------

Total current assets                                                     420,362

Property and equipment, at cost:
   Property and equipment                                                218,962
   Less accumulated depreciation                                         115,716
                                                                      ----------

Property and equipment, net                                              103,246


Other assets:
   Developed software, net                                               693,419
   Other                                                                   4,608
                                                                      ----------

Total other assets                                                       698,027
                                                                      ----------

Total assets                                                          $1,221,635
                                                                      ==========









                       See notes to financial statements.

                                 HEARTSOFT, INC.

                                  BALANCE SHEET

                                 March 31, 2000






LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $   218,753
    Notes payable                                                        83,927
    Accrued expenses                                                     54,052
                                                                    -----------

Total current liabilities                                               356,732

Commitments and contingencies                                                --

Stockholders' equity:
    Preferred stock, $0.01 par value, 5,000,000 shares
       authorized, 827,000 shares issued                                  8,270
    Common stock, $0.0005 par value, 30,000,000 shares
       authorized, 11,055,337 shares issued                               5,528
    Additional paid-in capital                                        5,605,946
    Accumulated deficit                                              (4,754,841)
                                                                    -----------


Total stockholders' equity                                              864,903
                                                                    -----------

Total liabilities and stockholders' equity                          $ 1,221,635
                                                                    ===========










                       See notes to financial statements.

                                 HEARTSOFT, INC.

                            STATEMENTS OF OPERATIONS

                       Years ended March 31, 2000 and 1999





                                                         2000           1999
                                                     -----------    -----------

Net sales                                            $   315,557    $   527,915

Costs and expenses:
    Costs of production                                  158,988        102,600
    Sales and marketing                                  462,643        239,756
    General and administrative                           925,162        551,715
    Depreciation and amortization                        148,837        181,697
                                                     -----------    -----------

Total operating expenses                               1,695,630      1,075,768
                                                     -----------    -----------

Operating loss                                        (1,380,073)      (547,853)

Other income and expense:
    Gain on sale of interest in software library              --        153,277
    Interest expense                                    (143,089)      (121,897)
    Other, net                                              (971)       (10,608)
                                                     -----------    -----------

                                                        (144,060)        20,772
                                                     -----------    -----------

Loss before income taxes                              (1,524,133)      (527,081)

Income taxes                                                  --             --
                                                     -----------    -----------

Net loss                                             $(1,524,133)   $  (527,081)
                                                     ===========    ===========

Net loss per common share - basic and diluted        $     (0.14)   $     (0.07)
                                                     ===========    ===========











                       See notes to financial statements.

                                 HEARTSOFT, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       Years ended March 31, 2000 and 1999


                               Preferred Stock                 Common Stock           Additional
                          --------------------------    --------------------------      Paid-in      Accumulated
                            Shares         Amount         Shares         Amount         Capital        Deficit         Total
                          -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance, March 31, 1998     1,218,500    $    12,185      6,329,157    $     3,165    $ 2,898,537    $(2,703,627)   $   210,260

Convert preferred stock
  to common                  (838,625)        (8,386)       670,900            336          8,050             --             --
Warrant exercise                   --             --        444,600            222             --             --            222
Sale of common stock               --             --      1,373,730            687        263,555             --        264,242
Stock issued for services          --             --        338,827            169         69,336             --         69,505
Net loss                           --             --             --             --             --       (527,081)      (527,081)
                          -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, March 31, 1999       379,875          3,799      9,157,214          4,579      3,239,478     (3,230,708)        17,148

Convert preferred stock
  to common                  (327,875)        (3,279)       165,200             81          3,198             --             --
Sale of preferred stock       775,000          7,750             --             --        689,750             --        697,500
Sale of common stock               --             --      1,500,000            750      1,385,271             --      1,386,021
Stock issued for services          --             --        203,835             99        148,268             --        148,367
Stock issued for debt
  repayment                        --             --        140,000             75        139,925             --        140,000
Common stock issued in lieu
  of preferred dividends           --             --         39,088             19            (19)            --             --
Adjustments of previous
  issuances                        --             --       (150,000)           (75)            75             --             --
Net loss                           --             --             --             --             --     (1,524,133)    (1,524,133)
                          -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, March 31, 2000       827,000    $     8,270     11,055,337    $     5,528    $ 5,605,946    $(4,754,841)   $   864,903
                          ===========    ===========    ===========    ===========    ===========    ===========    ===========






                       See notes to financial statements.

                                 HEARTSOFT, INC.

                            STATEMENTS OF CASH FLOWS

                       Years ended March 31, 2000 and 1999




                                                        2000           1999
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                             $(1,524,133)   $  (527,081)
Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                     148,836        181,697
       Stock issued for services                         148,268         69,505
       Gain on sale of software library                       --       (153,277)
       Changes in:
          Accounts receivable                             15,943        221,498
          Inventories                                    (25,343)       (10,744)
          Other assets                                     5,380         (3,234)
          Accounts payable                                25,013         14,559
          Accrued expenses                               (38,848)        69,878
                                                     -----------    -----------

Net cash used in operating activities                 (1,244,884)      (137,199)

CASH FLOWS FROM INVESTING ACTIVITIES

Capitalized software development costs                  (199,283)      (136,128)
Payments for the purchase of property                    (75,554)            --
                                                     -----------    -----------

Net cash used in investing activities                   (274,837)      (136,128)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of software library                        --        165,512
Proceeds from issuance of long-term debt                      --        345,000
Proceeds from issuance of common and preferred stock   2,083,521        264,465
Repayments under line of credit                               --       (152,500)
Principal payments on notes payable                     (270,595)      (311,972)
                                                     -----------    -----------

Net cash provided by financing activities              1,812,926        310,505
                                                     -----------    -----------

Net increase (decrease) in cash                          293,205         37,178
Cash at beginning of year                                 41,589          4,411
                                                     -----------    -----------

Cash at end of year                                  $   334,794    $    41,589
                                                     ===========    ===========

Supplemental disclosures:
     Cash paid during the year for interest          $   203,089    $    46,676
                                                     ===========    ===========
     Common stock issued for debt repayment          $   140,000    $        --
                                                     ===========    ===========


                       See notes to financial statements.

                                 HEARTSOFT, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000 and 1999



NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Heartsoft, Inc., including its subsidiary described below ("Heartsoft" or the "Company"), a publicly held Delaware corporation, was formed on January 15, 1988. On August 16, 1991, Heartsoft Software, Inc., an Oklahoma corporation, was organized as a wholly owned subsidiary of Heartsoft, in which the actual day-to-day operations of the Company are conducted.

NATURE OF OPERATIONS

The Company is engaged in publishing its own proprietary educational software and licensing technological products for distribution to the education market. The Company sells its products to schools and to end-users through telephone sales and direct response reseller catalogs. The Company's principal market is in the United States and Canada. Heartsoft's operations include only one business segment.

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

INVENTORIES

Inventories consist primarily of raw materials such as CD--ROM and floppy discs and manuals. They are stated at the lower of cost, determined by using the first-in, first-out method, or market.

ADVERTISING AND MARKETING COSTS

The Company expenses advertising costs, excluding co-operative advertising, as incurred. Co-operative advertising programs are initially capitalized and then expensed over the period of the specific contract for services. Capitalized advertising costs are not material at March 31, 2000. Advertising costs totaled $171,701 and $125,686 for the years ended March 31, 2000 and 1999, respectively.

DEPRECIATION

The Company's property and equipment is carried at cost and depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method over a seven-year period for both financial reporting and federal income tax purposes.

DEVELOPED SOFTWARE

Costs for new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. Once the project reaches technological feasibility, all software development costs are capitalized until the project is ready for release. Software development costs are amortized on the straight-line method over a maximum of seven years or the expected life of the product, whichever is less. Amortization expense of software development costs was $125,401, and $162,533 for the years ended March 31, 2000, and 1999, respectively.

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

COMPREHENSIVE INCOME

The Company has no comprehensive income items for the two years in the period ended March 31, 1999. Therefore, net loss equals comprehensive income.

NEW ACCOUNTING STANDARDS

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

After deducting the allocable cost of the Software Library, the Company reported gain on sale of $153,277 in fiscal 1999. The gain associated with the Acquisition Notes has been deferred because its realization depends on the Company's success in marketing the Software Library, resulting in no net carrying value for the Acquisition Notes. Such gain will be recognized as the Acquisition Notes are collected. In fiscal 1999, interest on the Acquisition Notes amounted to $119,647, and the principal balances were reduced by $19,757. Since these amounts are realized through software sales, they are reported in the statements of operations as such. The principal balance of the Acquisition Notes at March 31, 2000, is approximately $2,300,000.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2000:

         Office furniture, fixtures and equipment          $   137,267
         Production and development equipment                   72,464
         Leasehold improvements                                  9,231
                                                           -----------
                                                           $   218,962
                                                           ===========

Depreciation expense was $19,164 for each of the years ended March 31, 2000 and 1999.


NOTE 4 - NOTES PAYABLE

Notes payable consist of the following at March 31, 2000:

         Note payable to a bank, due $1,034 monthly including
             interest at 9%, due October 2000                      $     7,019

         Notepayable to a bank, due $1,050 monthly including
             interest at Wall Street Prime + 2% (10.75% at
             March 31, 2000), due June 2000                              3,127

         Notepayable to a finance company, $4,575 monthly
             including interest at 14.82%, due February 2001,
             secured by property and equipment                          73,781
                                                                   -----------

         Total                                                          83,927

         Current portion                                                83,927
                                                                   -----------

         Noncurrent portion                                        $        --
                                                                   ===========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company leases office facilities under an operating lease for $5,988 per month plus adjustments over the life of the lease. Rental expense was $67,318 and $56,382 for the years ended March 31, 2000 and 1999, respectively. Future annual payments under operating leases are $70,788 for fiscal 2001, $70,788 for fiscal 2002, $70,788 for fiscal 2003, and $47,192 for fiscal 2004.


NOTE 6 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

As of March 31, 2000, the Company had 52,000 shares of $.01 par value preferred stock outstanding, convertible into common stock at the rate of .8 shares of common stock per share of preferred stock.

During fiscal 2000, the Company sold 775,000 shares of $.01 par value preferred stock, Series A, in a private placement. Proceeds of the sale aggregated $775,000, less offering expenses of $77,500. The holders of Series A preferred stock are not entitled to receive any dividends, and are entitled to $1.00 per share preference in liquidation. Except in limited circumstances, the holders of Series A preferred stock are not entitled to any voting rights. The Series A preferred stock is convertible into common based on the average closing bid price for 20 consecutive trading days preceding conversion times 60%. Conversion rights are at the option of the holder during the period that a registration statement relating to the common stock underlying the Series A preferred stock is effective. Conversion is automatic at the date such registration is terminated.

Purchasers of the Series A preferred stock also received warrants to purchase 200,000 shares of common stock. The warrants expire on February 1, 2005, and are exercisable at the lesser of (1) 60% of the closing bid price of the Company's common stock or (2) $3.00.

Under the terms of the Series A Preferred Stock Purchase Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission relating to the common shares into which the Series A preferred stock are convertible, and the common shares issuable upon exercise of the warrants. The Company agreed to cause such registration statement to become effective by August 1, 2000. In the event the registration statement is not effective by August 1, 2000, the Company agreed to pay the purchaser $100,000 per month in common stock, based on 60% of the closing bid price.

COMMON STOCK

During fiscal 2000, the Company borrowed $1,010,000 under a convertible note agreement. These borrowings were satisfied by conversions into 1,100,000 shares of restricted common stock. These transactions are included in the statements of changes in stockholders' equity and cash flows with sales of common stock.

During the years ended March 31, 2000 and 1999, the Company entered into various agreements with vendors under which the vendors received shares of Company common stock in exchange for their services. The Company issued 203,835 and 338,827 shares of its common stock during the years ended March 31, 2000 and 1999, respectively, under these agreements and recognized general and administrative expenses of $148,367 and $69,505, respectively. The transactions were valued based on the underlying price of the Company's common stock on the dates of issuance.

EMPLOYEE BENEFIT AND STOCK OPTION PLAN

The Heartsoft, Inc. Employee Benefit and Stock Option Plan ("Plan") was effective June 15, 1997, and terminates June 30, 2005. Awards under the Plan may be granted by the Heartsoft Board of Directors in the form of stock issuance, incentive stock options, or nonqualified stock options. The total number of shares of common stock as to which stock issuances or options may be granted under the Plan shall be 2,000,000. The option price of incentive stock options shall not be less than 100% of the fair market value of the stock on the date of grant. The option price of nonqualified stock options shall not be less than 25% of the fair market value of the stock on the date of grant. The duration of each option granted shall not exceed 10 years. During the years ended March 31, 2000 and 1999, no stock options were issued under the Plan.

During the year ended March 31, 2000, 140,000 shares of common stock were issued in repayment of $140,000 of debt.

The weighted-average grant date fair value of shares issued to vendors, employees and for extinguishment of debt during the years ended March 31, 2000 and 1999, was $1.29 and $.21, respectively.


NOTE 7 - INCOME TAXES

At March 31, 2000, the Company had approximately $4,775,000 in net operating loss carryforwards ("NOL's") expiring in 2009 through 2020. Management believes that the Company does not meet the criteria for recognizing the tax benefit of net operating loss carryforwards as a deferred tax asset and has established a valuation allowance for the entire balance of the NOL's.

There are no material temporary differences between the bases of assets and liabilities for income tax and financial reporting purposes that would give rise to deferred tax assets and liabilities. Therefore, no provision for income taxes has been reflected in the Company's statements of operations.

NOTE 8 -- EARNINGS PER SHARE

Basic and diluted EPS for the years ended March 31, 2000 and 1999, were computed as follows:

                                              2000             1999
                                          ------------     ------------
Basic EPS computation:

Net loss                                  $ (1,524,133)    $   (527,081)
                                          ============     ============

Weighted average shares outstanding         10,739,719        7,746,136
                                          ------------     ------------

Basic and diluted net loss per share      $      (0.14)    $      (0.07)
                                          ============     ============


NOTE 9 - UNCERTAINTIES

The Company has experienced recurring operating losses and negative cash flows from operating activities, which increased to $1,524,133 and $1,244,884, respectively, in fiscal 2000. Revenues declined in fiscal 2000, while operating expenses increased. Management implemented a program to increase the marketing and sales staff, and these additional expenses are not expected to have a substantial impact on revenues until fiscal 2001. Management also planned to introduce significant new products in fiscal 2000. While product development expenditures have been substantial, the product introductions have been delayed until fiscal 2001. In order to finance these negative cash flows, the Company placed issues of preferred stock with warrants, and common stock in fiscal 2000, realizing in excess of $2,000,000 after offering expenses.

Management plans to introduce new products, including Heartsoft's children's internet browser, "Internet Safari," in fiscal 2001. With new products and a strengthened sales staff, management believes revenues from product sales will increase dramatically. In order to finance the continuing costs of product development and operating losses, management intends to raise additional capital through equity offerings. However, the Company has no formal commitments for equity placements. The ability of the Company to implement its operating plan and to continue as a going concern depends on its ability to raise equity capital and, ultimately, to achieve profitable operations.