Form 10KSB40
period 2000-06-30
HEARTSOFT INC
filed 2000-09-28
CIK 836562

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

[ ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
            For the fiscal year ended
                                      --------------------------

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from April 1, 2000 to June 30, 2000
                                           -------------    -------------

                Commission file number             033-23138-D
                                              ----------------------


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

                                 (918) 362-3600
--------------------------------------------------------------------------------
                          (Issuer's Telephone Number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenue for the year ended March 31, 2000 was $315,557 and for the three months ended June 30, 2000 was $164,307.

The aggregate market value of the voting stock held by non-affiliates at September 15, 2000 was $15,313,492. This amount was computed using the average bid and ask price as of September 15, 2000. For purposes of this computation, all officers, directors and 5% beneficial owners of the issuer are deemed to be affiliates.

As of September 15, 2000, the issuer had outstanding a total of 11,101,837 shares of its $.0005 par value Common Stock.

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]    No  [X]

                                 HEARTSOFT, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

Item number and caption                                              Page number

PART I

Introduction                                                              4

Cautionary Statement Regarding Forward-Looking Information                4

Item 1.  Description of Business                                          4

Item 2.  Description of Property                                          10

Item 3.  Legal Proceedings                                                11

Item 4.  Submission of Matters to a Vote of Security Holders              11

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters         12

Item 6.  Management's Discussion and Analysis or Plan of Operation        13

Item 7.  Financial Statements                                             18

Item 8.  Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure                                       19

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act              19

Item 10.  Executive Compensation                                          21

Item 11.  Security Ownership of Certain Beneficial Owners and Management  22

Item 12.  Certain Relationships and Related Transactions                  23

Item 13.  Exhibits and Reports on Form 8-K                                23

Summary of Risk Factors                                                   27

PART I

INTRODUCTION

         By Unanimous Written Consent dated August 4, 2000, the Company changed the fiscal year of the Company from the period beginning April 1 and ending March 31 to the period beginning July 1 and ending June 30, effective for the fiscal year beginning July 1, 2000. Unless otherwise specified, the "Fiscal Year 2000" or the "2000 Fiscal Year" will refer to the period from April 1, 1999 to March 31, 2000 and the "Transition Period" will refer to the period from April 1, 2000 to June 30, 2000. The "Fiscal Year 2001" will refer to the period from July 1, 2000 to June 30, 2001.

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

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

         Heartsoft was incorporated in the State of Delaware in June 1988. Historically, Heartsoft has been engaged in the design and publishing of its own proprietary educational software products for distribution to the education market and consumer market. In early 1999, Heartsoft began to evaluate potential business opportunities regarding the development and distribution of a new software product which would restrict the viewing of inappropriate material over the Internet by young children. During the first calendar quarter of 1999, the Company committed to the design and development of a secure children's Internet browser.

         Subsequently, the Company concluded that in addition to the market for children's on-line Internet safety, sufficient demand may also exist for certain proprietary technologies which it owns to be used in other markets. These markets include, but are not limited to, certain government agencies, corporations, professional, and educational organizations. On July 17, 2000, the Company formed a wholly owned subsidiary, Plug-Invention Technologies, Inc. to market the company's proprietary pornographic image recognition and detection technology and other Internet security solutions to corporations, organizations and governmental agencies throughout North America. The new division will initially operate within the corporate infrastructure at the Company and will establish its own team of management and sales personnel as its first products are prepared for sale.

INDUSTRY BACKGROUND AND GROWTH OF THE INTERNET

         The Internet has emerged as a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. Estimates by the International Data Corporation ("IDC") indicate that the number of Web users could grow from approximately 150 million worldwide in 1998 to approximately 500 million worldwide by the end of 2003. A study released in 2000 estimates that nearly 24 million teens and children currently have access to the Internet. Recent reports place the number of Internet users in excess of 340 million.

         As demand for Internet access is increased by the growth in the number of businesses conducting commerce over the Internet, the need for businesses to ensure that their employees operate in a safe and secure environment also increases. In addition to the increasing use of the Internet at schools, homes and libraries, this growing business acceptance of the Web represents an enormous opportunity for the demand of safe and secure access to the Internet. IDC estimates that commerce over the Internet will increase from approximately $40 billion worldwide in 1998 to approximately $900 billion worldwide in 2003.

THE HEARTSOFT SOLUTION

         Heartsoft believes it understands the many challenges that the increased demand by schools and businesses for Internet derived information will have on the marketplace. As the use of the Internet increases, the probability of individuals encountering offensive material is also likely to increase.

         The Company also believes the social, political and legal reactions to objectionable material on the Internet will be a major impetus for both schools and businesses to protect their Internet users from encountering unwanted objectionable material. Heartsoft is now engaged in the concept of bringing a completely integrated Internet security solution into both the classroom and the corporate workplace through the incorporation of advanced artificial intelligence technologies.

PRODUCTS

         During the fiscal year ended March 31, 2000 and the three months ended June 30, 2000, the Company continued development of INTERNET SAFARI(TM), a secure Internet browser for children. This proprietary product has been under in-house development and, after several delays, is expected to be available during the Fiscal Year 2001. A beta version of INTERNET SAFARI(TM) on the Apple Macintosh platform was released on September 23, 2000 and the Company anticipates that it will release a beta version of INTERNET SAFARI(TM) on the Windows platform on or before September 30, 2000.

         INTERNET SAFARI(TM) is designed for children ages 4 through 12 years to help simplify their use of the Internet. INTERNET SAFARI(TM) is a full-featured secure Internet browser for children that utilizes the sights and sounds of a jungle safari user interface with cartoons, sounds and a host of proprietary features. INTERNET SAFARI(TM) provides a high level of Internet security by combining artificial intelligence with advanced image detection and recognition software that has the capability to detect digitized pornographic images. Security is achieved through the interaction of two proprietary programs:

o    an artificial intelligence based Internet security software application;
     and

o an image detection and recognition program to detect and block pornographic imagery.

INTERNET SAFARI(TM) also features:

o adjustable tolerance levels within security features to help allow the browser to be accommodated to the maturity of its user;

o    one-click access to top on-line content providers;

o a database of hand-selected children's web sites broken into content channels designed as a starting place for Internet viewing; and

o full Internet URL support enabling children to have access to the entire Internet.

INTERNET SAFARI(TM) will be distributed to both the consumer and educational markets.

         One of the Company's proprietary software products currently being marketed is its award winning THINKOLOGY(TM), a three titled software series that facilitates learning by helping young children increase their critical thinking and higher order reasoning skills. Released in late 1998, THINKOLOGY(TM) has garnered the prestigious 1999 Media & Methods Portfolio Award. THINKOLOGY(TM) has also received several favorable reviews in top educational and consumer magazines, including FamilyPC and Multimedia Schools.

         Other Heartsoft programs include: the HEARTSOFT BESTSELLER SITE LICENSE, which contains 12 of the Company's top selling titles under a license allowing the teacher to copy the software for every computer in the school, and the HEARTSOFT K-8 LIBRARY (consisting of 35 software titles in the current product line).

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

         In the education market, as opposed to the consumer market, products enjoy a longer life span and obsolescence is less of a concern. This difference can be attributed, in part, to the fact that users in the education market tend to upgrade hardware less frequently than users in the consumer market. Additionally, products in the education market often have life-spans as long as seven years because such products are based on core curriculum concepts that do not change significantly from year to year.

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

CONSUMER MARKET

         While the Company currently receives most of its income from sales to the education market, the Company anticipates that it will begin to move into the consumer market with the introduction of INTERNET SAFARI(TM) during the Fiscal Year 2001. The consumer market consists of individuals who purchase educational software for use in the home. The overall growth in this market is a result of several major trends, including the increasing number of computer systems in the home, the improved multimedia capabilities of these systems and the increasing demand for a greater number of high quality, affordably priced software applications. The opportunities for consumers to purchase a vast number of software products and technologies from a wide variety of sources has increased consumers' expectations for high quality multimedia software. To increase its ability to reach this market, the Company needs to evaluate the revenue potential for various consumer software distribution channels.

     The distribution of consumer software has expanded beyond traditional software retailers and computer stores to include:

o    warehouse clubs;
o    general merchandise outlets;
o    Internet service providers (ISPs);
o original equipment manufacturers (OEMs) such as Dell, Compaq, Gateway, Apple, etc.; and
o    on-line Internet stores, also known as e-commerce solutions.

     The consumer software market is extremely competitive and highly volatile as multimedia software publishers vie for a limited amount of available retail shelf space. These characteristics necessitate that companies achieve a greater sell-through of unit volumes by building brand name recognition, establish strong relationships with retailers and consistently upgrading products to offer state-of-the-art capabilities and rich content. Rapid changes in technology and customer requirements also need to be considered.

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

MARKETING AND DISTRIBUTION

         As of June 30, 2000, the Company utilized a sales and marketing staff of 11 employees to market its products in the United States and abroad. The Company anticipates hiring five additional employees in the sales area during the Fiscal Year 2001. During the last quarter in the Fiscal Year 2000, the Company conducted a directed mail marketing campaign from sales leads generated from its participation in two recent regional education technology conferences. The Company has also implemented a direct target marketing campaign that promotes existing product lines to education customers. Educational sales are made directly to individual teachers and to regional school systems and districts, with shipments being made from the Company's Broken Arrow office to the purchaser. The Company also advertised its products in reseller catalogs with aggregate circulations of approximately 5,000,000 in preparation of the spring buying season.

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

         The Company relies on a professional sales staff with many years of experience and extensive contacts in the education software market to sell the Company's proprietary titles. In addition, the Company also has access to certain distribution channels through the use of Value-Added-Resellers (VARs). With respect to its publishing activities, the Company's development staff oversees the development of the software. Additionally, the Company assembles its raw materials creating a final package at its Broken Arrow, Oklahoma facilities. All of the proprietary software titles developed by the Company have been copyrighted. All of the Company's products currently in development will be copyrighted prior to release.

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

WORKING CAPITAL

         To support the Company's policy of growth and to meet working capital needs during the development of INTERNET SAFARI(TM), the Company secured approximately $247,500 and $1,910,000 in funding during the three months ended June 30, 2000 and fiscal year ended March 31, 2000, respectively, through private placements of convertible debt and Common Stock.

         During the three months ended June 30, 2000, the Company sold 325,000 shares of restricted common stock. Proceeds of the sale aggregated $275,000 less offering expenses of $27,500.

         During fiscal year ended March 31, 2000, the Company:

o Borrowed $1,010,000 under a convertible note agreement. These borrowings were satisfied by conversions into 1,100,000 shares of restricted common stock.

o Sold 775,000 shares of $.01 par value preferred stock, Series A, in a private placement. Proceeds of the sale aggregated $775,000, less offering expenses of $77,500.

o Sold 150,000 shares of restricted common stock. Proceeds of the sale aggregated $225,000 less offering expenses of $22,500.

         The proceeds of the convertible debt and private placements of equity met the Company's working capital needs through September of 2000. The Company is currently in the process of negotiating another private placement of equity securities that the Company anticipates will allow it to meet working capital requirements until the release of INTERNET SAFARI(TM), although there is no assurance that the private placement will be consummated.

EMPLOYEES

         At June 30, 2000, the Company had 30 full-time employees, 2 part-time employees and 2 contract employees, none of whom are represented by unions. Management considers its relations with its employees to be good.

COPYRIGHTS, PATENTS, TRADEMARKS, LICENSES AND CONCESSIONS

         The Company routinely copyrights its proprietary software titles. Further, the Company is in the process of securing registered trademarks on its corporate name, and its leading proprietary products. The Company has also filed a preliminary patent application in connection with its new Internet browser for children, INTERNET SAFARI(TM).

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

ITEM 3.  LEGAL PROCEEDINGS.

INVESTIGATION BY THE FORT WORTH DISTRICT OFFICE OF THE SECURITIES AND EXCHANGE COMMISSION.

         By letters dated February 23, 2000 and March 8, 2000, the Fort Worth District Office of the Securities and Exchange Commission (the "SEC") notified the Company, and two of its officers, Benjamin P. Shell ("Shell") and Jimmy L. Butler ("Butler"), of the Fort Worth District Office's intent to recommend to the SEC that a lawsuit be brought against the Company, Shell and Butler based on alleged violations of Sections 5(a), 5(c) and 17(a) of the Securities Act of 1933, Sections 10(b), 13(a) and 16(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 13a-1, 13a-13 and 16a-3 thereunder.

         The investigation by the SEC involved, among other things, allegations regarding the wording of certain press releases issued by the Company from January 1999 to March 1999. On September 5, 2000, the Company settled the action brought by the SEC. As a part of the terms of the settlement, the SEC filed a complaint against the Company in the United States District Court for the Northern District of Oklahoma on September 5, 2000. The complaint was filed with stipulations and consents and agreed final judgments that were approved by the SEC and Heartsoft. On September 15, 2000, the Court accepted these stipulations and consents and entered the agreed final judgments resolving the lawsuit and implementing the settlement.

         Under the terms of the stipulations and consents and the agreed final judgments, the Company, Mr. Shell and Mr. Butler are permanently enjoined from committing violations of certain securities laws and Mr. Shell and Mr. Butler are required to individually pay disgorgement of certain trading profits, interest and civil penalties totaling $146,402.99 and $129,850.94, respectively. The Company and Messrs. Shell and Butler neither admitted nor denied any of the allegations in the complaint filed by the SEC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the period from March 31, 1999 through June 30, 2000.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION:

         Shares of the Company's Common Stock are traded in the over-the-counter system, through the NQB Bulletin Board under the symbol "HTSF." The range of high and low bid information for the Company's Common Stock during the last two years and the Transition Period, as reported by the NASDAQ Stock Market, Inc., was as follows:

Quarter Ended                               High Bid          Low Bid
-------------                               --------          -------

June 30, 1998                               $0.5313           $0.4063
September 30, 1998                          $0.4375           $0.1500
December 31, 1998                           $0.2500           $0.1250
March 31, 1999                              $5.9375           $0.1700

June 30, 1999                               $2.0000           $1.2188
September 30, 1999                          $1.7813           $1.2188
December 31, 1999                           $4.8438           $1.2500
March 31, 2000                              $5.0000           $1.7500

June 30, 2000                               $2.0000           $1.3750

         The above quotes reflect inter-dealer prices without retail mark-up or markdown or commissions, and may not represent actual transactions.

HOLDERS:

         As of September 15, 2000, there were 448 holders of record, and according to the Company's estimate approximately 3,000 beneficial owners, of the Company's Common Stock.

DIVIDENDS:

         Since its inception, no cash dividends have been paid on the Company's Common Stock and the Company does not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES:

         During the three months ended June 30, 2000, the Company has issued the following securities without registering the securities under the Act of 1933:

----------------------------- --------------- -------------------- ---------------- -------------------------
            NAME                  CLASS          NO. OF SHARES          DATE             CONSIDERATION
----------------------------- --------------- -------------------- ---------------- -------------------------
     Kathleen M. Hurley           Common            25,000            05/24/00       Board Member services
                                                                                     valued at $30,468.
----------------------------- --------------- -------------------- ---------------- -------------------------
       Dale Hill (*)              Common            325,000            6/28/00       Cash consideration of
                                                                                     $275,000.
----------------------------- --------------- -------------------- ---------------- -------------------------

------------------------
(*) The Company agreed to issue these shares on June 28, 2000; however, as of September 28, 2000, these shares have not yet been issued.  In connection with this placement, the Company paid offering expenses of $27,500.

         The Company relied on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuances of stock set forth above. All parties listed above are sophisticated persons or entities, performed services for the Company or personally knew members of Company's management staff at the time of the transactions listed above.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with the audited financial statements as well as the associated Notes to the audited financial statements.

GENERAL
-------

         The Company is a provider of proprietary educational computer software products distributed to the education and consumer markets. Its products are sold through an internal sales organization, national and international resellers, United States based catalogers with an annual aggregate circulation of approximately 5,000,000 catalogs and online through four corporate websites, www.heartsoft.com, www.internet-safari.com, www.thinkology.com, and www.isafari.com.

         Through the fiscal year ending March 31, 2000 and the three months ended June 30, 2000, the Company's product line was comprised of approximately 50 educational software programs that assist young children in pre-kindergarten through the 6th grade to practice and learn basic curriculum subjects. However, during Fiscal Year 2001, the Company anticipates the release of its new secure Internet browser for children, INTERNET SAFARI(TM). The release of INTERNET SAFARI(TM) will broaden the Company's product line to include an Internet-based software solution. A beta version of INTERNET SAFARI(TM) on the Apple Macintosh platform was released on September 23, 2000 and the Company anticipates that it will release a beta version of INTERNET SAFARI(TM) on the Windows platform on or before September 30, 2000.

         The Company intends to continue to expand its traditional educational software business through internal growth as well as by focusing a substantial portion of its resources on the introduction and sale of INTERNET SAFARI(TM). Beginning in Fiscal Year 2001, the Company intends to use the Internet to expand its geographic reach deeper into the consumer market both in the United States and internationally.

         For the year ended March 31, 2000, the Company experienced a loss of $1,524,133 and accumulated a total deficit of $4,754,841. For the three months ended June 30, 2000, the

Company experienced a loss of $470,676 and accumulated a total deficit of $5,225,517. These losses and accumulated deficit have been primarily caused by the Company's efforts in positioning itself for the release of INTERNET SAFARI(TM) and are related, for the most part, to marketing and general and administrative expenses. The Company does not anticipate reaching profitability for at least 15 months.

         To reach profitability, the Company plans, among other things, to do the following:

o introduce its secure Internet browser, INTERNET SAFARI(TM) during Fiscal Year 2001;
o expand the marketing of all of the Company's products for the consumer and school markets by utilizing additional marketing resources such as direct mail, on-line purchasing, demonstration versions of key products, magazine advertising and more;
o establish strategic joint venture partners both in the United States and internationally.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2000 vs. THREE MONTHS ENDED JUNE 30, 1999

Net Revenue

         Revenue for the three months ended June 30, 2000 increased to $164,307 from $117,800 for the three months ended June 30, 1999, an increase of $46,507 or 39%. The increase is primarily the result of hiring a Vice President of Sales and Marketing in late 1999, reorganizing and expanding the education sales division from five to eleven employees, and continuing the implementation of a broad-based marketing strategy. The marketing strategy focused on adding quality sales personnel and directing their efforts in promoting educational programs to schools while maintaining existing reseller business. It also included higher attendance at trade shows and increased direct mailings, both of which contributed to the increase in revenues.

Cost of Production

         Cost of production includes all costs associated with the acquisition of raw materials, assembly of finished products, warehousing, shipping, and payroll associated with production and shipping of finished products. This expense category also includes labor costs associated with maintaining and implementing enhancements to existing educational programs as well as miscellaneous costs related to the needs of the Production Department. Cost of production for the three months ended June 30, 2000 was $62,322 compared to $20,783 for the three months ended June 30, 1999, an increase of $41,539 or 200%. Cost for the acquisition of raw materials increased approximately $11,887 as a result of increased sales as noted in the Net Revenue discussion above. Miscellaneous expenses for production supplies, cabling, wiring, etc., increased approximately $15,228. Labor costs associated with maintaining and enhancing existing educational programs increased approximately $7,124.

General and Administrative

         Total general and administrative (G&A) expense for the three months ended June 30, 2000 was $328,568 compared to $128,444 for the same period in 1999, an increase of $200,124 or 156%. The increase in G&A expense is directly attributable to building the infrastructure, assuming full reporting status to become compliant with SEC regulations, and strengthening strategic customer and investor relationships all of which are critical to minimizing risks to the Company and execution of its business plan. Additionally, on a historical basis, executive management focused primarily on the development of educational programs resulting in capitalization of appropriate executive salaries. Beginning in late 1999, this focus shifted from development to more of an administrative role resulting in an expensing of appropriate executive salaries and an increase in related G&A payroll costs. An approximate breakdown by component of the major increases in G&A expense follows: payroll and benefits $75,722, professional fees $62,196, and travel $34,368.

Sales and Marketing

            Sales and marketing expenses for the three months ended June 30, 2000 was $196,814 versus $54,992 for the three months ended June 30, 1999, an increase of $141,822 or 258%. As noted previously, in the Net Revenue discussion, a Vice President of Sales and Marketing was hired in late 1999, the education sales division was reorganized and expanded, and the Company's broad-base marketing strategy is continuing to be implemented. All of the above factors, coupled with direct mail campaigns targeted at schools, new advertising materials and higher attendance at industry trade-shows lead to increased expenses in sales and marketing. An approximate breakdown by component of the major increases in sales and marketing expense follows: payroll and benefits $67,160, advertising $54,737 and conferences $7,956.

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

Cost of Production

         The Company includes in cost of production all costs associated with the acquisition of components, assembly of the finished products, warehousing, shipping and payroll for personnel associated with the production and shipping of the finished product. Cost of production for the year ended March 31, 2000 was $158,988 compared to $102,600 for the year ended March 31, 1999. This represents a 55% increase in cost of production.

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

Sales and Marketing

         Sales and Marketing expenses for the fiscal year ending March 31, 2000 were $462,643 compared to $239,756 for the year ending March 31, 1999, an increase of 93%. Again, implementation of the Company's expanded business plan, as discussed above in General and Administrative, contributed to this increase. The Company significantly expanded its Sales and Marketing group during the last five months of fiscal year ended March 31, 2000 by hiring nine new personnel, including Ms. Nita Seng, Vice President of Sales and Marketing.

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

         The Company reduced total liabilities by 54% to $356,732 for the fiscal year ended March 31, 2000 compared to $781,162 for the fiscal year ended March 31, 1999. During the year ended March 31, 2000, the Company received an aggregate total of $2,083,521 from financing activities. This represents proceeds received from private placements of convertible debt and Common Stock as discussed under Working Capital in Item 1 of this Form 10-KSB.

         In order to maintain current level of operations, the Company will need to secure additional funding sources to meet its operating expenses. Such funding sources may include, but are not limited to, additional private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions and/or licensing agreements with strategic partners.

         The Company believes that through a combination of outside sources of capital and revenues generated from product sales it will have sufficient sources of capital to meet its operating needs. However, any substantial delays in receipt of or failure to obtain such capital may prevent the Company from operating as a going concern, given its limited revenues and capital reserves.

ITEM 7.  FINANCIAL STATEMENTS.

         The Financial Statements of the Company are set forth on pages F-1 through F-15 inclusive, found at the end of this report.

                         INDEX TO FINANCIALS STATEMENTS

Independent Auditors' Report................................................F-1

Balance Sheets at March 31, 2000 and June 30, 2000..........................F-2

Statements of Operations for the years ended March 31, 1999 and 2000
And for the three months ended June 30, 1999 and 2000.......................F-4

Statements of Changes in Stockholders' Equity for the years ended March
31, 1999 and 2000 and for the three months ended June 30, 1999 and 2000.....F-5

Statements of Cash Flows for the years ended March 31, 1999 and 2000 and for the three months ended June 30, 1999 and 2000.......................F-6

Notes to Financial Statements...............................................F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following sets forth information as of June 30, 2000 concerning the Company's executive officers and directors:

NAME                      AGE               POSITION
--------------------------------------------------------------------------------

Benjamin P. Shell, Jr.     37               Chairman of the Board, President and
                                            Chief Executive Officer
--------------------------------------------------------------------------------

Jimmy L. Butler, Jr.       36               Director, Vice-President of
                                            Development, and Secretary

--------------------------------------------------------------------------------

Kathleen Hurley            54               Director

--------------------------------------------------------------------------------

Rodger Graham*             47               Chief Financial Officer

--------------------------------------------------------------------------------

Juanita L. Seng            47               Vice President, Sales and Marketing

--------------------------------------------------------------------------------
* Joined the Company on August 28, 2000.

BENJAMIN P. SHELL, CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER

         As a co-founder of Heartsoft, Benjamin Shell has played a key role in the development and growth of the Company since its inception. Since 1989, Mr. Shell has served as the Company's President, Chief Executive Officer and Chairman of the Board of Directors. Not only has he overseen the development of over 60 of the Company's former and current software titles, but he is also personally responsible for programming more than 50 of those titles himself. Mr. Shell believes in the principle that a strong management team augmented with a talented and highly creative staff is required to profitably compete in today's rapidly changing education technology markets.

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

RODGER GRAHAM, CHIEF FINANCIAL OFFICER

         Mr. Graham joined the Company as its Chief Financial Officer on August 28, 2000. Mr. Graham brings over 20 years of broad-based experience in the areas of accounting, strategic planning, and risk management to the Company. Prior to joining Heartsoft, Inc., Mr. Graham was Vice President, Treasurer, and Controller for BuyItNow.com, an on-line webplaza of specialty Internet retail stores. At BuyItNow.com, his responsibilities included:

         o the evaluation and direction of financial and human resource activities;
         o overseeing the budgeting process;
         o implementation of cost controls; and
         o reporting of financial results.

         He is an internationally recognized expert in risk management and previously served as the National Director of Enterprise Risk Services for Deloitte & Touche LLP where he oversaw the design and delivery of comprehensive risk management programs for the Firm's most prestigious Fortune 500 clients and educational organizations. Prior to Deloitte & Touche, Mr. Graham served as the Director of Accounting and Finance for MAPCO, Inc. Mr. Graham is a Certified Public Account and a Certified Internal Auditor.

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

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth information with respect to compensation received by the Chief Executive Officer and Vice-President of Sales and Marketing of Heartsoft. During the past three fiscal years and the three months ended June 30, 2000, no other executive officers of Heartsoft received a total annual salary and bonus that exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

Name and                                                                                       Other Annual
Principal Positions             Period                      Salary           Bonus             Compensation
-----------------------         ------                      ------           -----             ------------
Benjamin P. Shell,              Transition Period           $  29,400           N/A            $  2,361 (2)
 President and Chief            2000 Fiscal Year            $  70,125 (1)       N/A            $  9,400 (2)
 Executive Officer              1999 Fiscal Year            $  46,800           N/A            $  9,444 (2)
                                1998 Fiscal Year            $  46,800           N/A            $  9,561 (2)

Juanita L. Seng,                Transition Period           $  26,923        $  1,206          $  2,563 (5)
 Vice-President,                2000 Fiscal Year (3)        $  50,000        $ 76,875 (4)      $  6,752 (5)
 Sales and Marketing

------------------------
(1) From April 1, 1999 to November 15, 1999, Mr. Shell received a base salary of $46,800 per year. On
November 15, 1999, Mr. Shell's base salary increased to $109,000 per year.
(2) Unless otherwise specified, All Other Annual Compensation consists of car allowance provided by the
Company.
(3) Ms. Seng was hired in October of 1999. The figures under Ms. Seng's Salary, Bonus and Other Annual
Compensation reflect payments made from October of 1999 to March 31, 2000.
(4) This figure includes a $5,000 signing bonus and a initial grant of stock of 50,000 shares, both of which became due upon Ms. Seng's execution of her Engagement Agreement with the Company. The stock was issued to
Ms. Seng on approximately October 18, 1999 when the price of the Company's Common Stock closed at $1.4375.
(5) These figures include $5,625 paid to provide housing for Ms. Seng in Tulsa through June of 2000. As of
June of 2000, Ms. Seng has relocated to Tulsa and will no longer receive a monthly stipend for housing. The remaining portion under All Other Annual Compensation for 2000 for Ms. Seng consists of car allowance provided by the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 2000 and June 30, 2000 by (i) each director, (ii) each of the named executive officers, (iii) all executive officers and directors of the Company as a group, and (iv) all those known by the Company to be beneficial owners of more than five percent of the Company's Common Stock. This table is based upon information supplied by officers, directors and principal shareholders. Subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

                                                    BENEFICIAL OWNERSHIP AS OF           BENEFICIAL OWNERSHIP AS OF
                                                          MARCH 31, 2000                        JUNE 30, 2000
                                                -------------------------------------------------------------------------
                                                      NUMBER          PERCENTAGE          NUMBER OF       PERCENTAGE
NAME AND ADDRESS                                     OF SHARES         OF TOTAL            SHARES          OF TOTAL
OF BENEFICIAL OWNERS

Benjamin P. Shell, Chairman of the
Board, President, and Chief Executive
Officer
3101 North Hemlock Circle Broken
Arrow, OK  74102                                      928,792            8.40%             928,792            8.38%

Jimmy L. Butler, Director, Vice-
President, Development, and Secretary
3101 North Hemlock Circle
Broken Arrow, OK  74102                               781,749            7.07%             758,249            6.84%

Kathleen Hurley, Director
3521 N. Military Road
Arlington, VA  22207                                    6,000            0.05%              31,000            0.28%

Juanita L. Seng, Vice-President, Sales
and Marketing
3101 North Hemlock Circle
Broken Arrow, OK  74102                                50,000            0.45%              50,000            0.45%

All  executive  officers and directors as
a group (4 persons)                                 1,766,541           15.97%           1,768,041           15.95%

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

         *10.15 Software Agreement dated October 28, 1997 between Heartsoft, Inc. and Heartsoft III 1997 Limited Partnership.

         *10.16 Acquisition Note dated October 28, 1997 from Heartsoft III 1997 Limited Partnership.

         *10.17 Assumption Agreement dated July 30, 1997 by and among Heartsoft III 1997 Limited Partnership, Heartsoft, Inc. and Limited Partners.

         *10.18 Joint Venture Agreement dated October 28, 1997 between Heartsoft, Inc. and Heartsoft III 1997 Limited Partnership.

        **10.19 Convertible Promissory Note dated August 30, 1999 between Heartsoft, Inc. and Hi-Tel Group, Inc.

        **10.20 Letter Agreement by and between Heartsoft, Inc. and the Weather Channel Enterprises, Inc. dated September 1, 1999.

        **10.21 Cobranding Program Agreement by and between Heartsoft, Inc. and Ask Jeeves, Inc. dated September 16, 1999.

        **10.22            Engagement Agreement by and between Heartsoft, Inc.
                           and Juanita Seng dated October 1, 1999.

        **10.23 Lease dated November, 1999 for commercial office space in Broken Arrow, Oklahoma.

        **10.24 Lease dated January, 2000 for commercial office space in Broken Arrow, Oklahoma.

        **10.25 Stock Purchase Agreement by and between Heartsoft, Inc. and Hi-Tel Group, Inc. dated March 1, 2000 with Certificate of Designation of the Series A Convertible Preferred Stock attached as Exhibit A and Common Share Purchase Warrant between Heartsoft, Inc. attached as Exhibit B.

        **10.26            Web Service Agreement by and between Heartsoft, Inc.
                           and Gaggle, Inc. dated June 9, 2000.

          10.27 Amendment to Stock Purchase Agreement by and between Heartsoft, Inc. and Hi-Tel Group, Inc. dated September 27, 2000.

          10.28 Amendment to Heartsoft, Inc. Common Share Purchase Warrant by and between Heartsoft, inc. and Hi-Tel Group, Inc. dated September 27, 2000.

         *21.1             Subsidiaries of Heartsoft.

          23.1             Consent of Tullius Taylor Sartain & Sartain LLP.

          27.1             Financial Data Schedule.

-------------
* Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 1, 1999, which was filed on January 22, 2000
** Incorporated by reference to the Company's Form 10-KSB fore the period ended March 31, 2000, which was filed on July 14, 2000.

      (b) Reports on Form 8-K:

FORM 8-K FILED ON FEBRUARY 9, 2000:

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

FORM 8-K FILED ON APRIL 10, 2000:

     On April 10, 2000, the Company filed a Form 8-K reporting that on March 31, 2000, the Company issued a press release stating that the release of its secure Internet browser for children,

INTERNET SAFARI(TM), would be moved from the first calendar quarter to the second calendar quarter of 2000. This Form 8-K did not include any financial statements.

FORM 8-K FILED ON JUNE 29, 2000:

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

SUMMARY OF RISK FACTORS

THE COMPANY'S FUTURE SUCCESS DEPENDS UPON KEY EMPLOYEES.

         The Company has experienced significant changes in its business over the last 18 months, including but not limited to, an expansion in the Company's customer base as well as its product lines. Such changes have placed and may continue to place a significant strain on the Company's employees. The Company believes that its future success may depend in part upon its ability to retain existing, as well as, attract highly skilled technical, managerial and marketing personnel. Competition for such personnel can be intense.

         Additionally, the loss of one or more of senior management could have a material adverse effect upon the Company. In order to reduce the risk of losing a key employee, the Company entered into an employment agreement with its Vice President of Sales and Marketing, Nita Seng, in October 1999.

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

THE COMPANY FACES CERTAIN RISKS ASSOCIATED WITH PRODUCT DEFECTS.

         Prior to release of new products or upgrades to existing products, the Company conducts exhaustive testing of those products. Despite intensive testing, new products or enhancements may contain undetected errors or "bugs" that are discovered only after a product has been installed and used by customers. There can be no assurance that such errors will not be discovered in the future.

THE COMPANY FACES CERTAIN RISKS ASSOCIATED WITH MANAGING GROWTH.

         The Company is experiencing a period of transition and product introductions that has and may continue to place a significant strain on its resources. Expansion of the Company's product lines, additional product development and product introductions, or acquisitions of other technologies, may further place a strain on the Company's resources and personnel, when added to the existing management of the Company's day-to-day activities.

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

THE COMPANY IS SUBJECT TO INTENSE COMPETITION.

         The educational software market is highly competitive and rapidly changing. A number of companies offer products similar to the Company's products and target the same customers as the Company. Some of the Company's primary and potential competitors are substantially larger and have significantly greater financial, technical and marketing resources as well as established channels of distribution. As a result, these competitors may be able to respond more quickly to emerging technologies and changes in customer requirements and can devote greater resources to their businesses.

THE COMPANY MAY NOT BE ABLE TO EFFECTIVELY PROTECT ITS INTELLECTUAL PROPERTY.

         The Company's success is heavily dependent upon its confidential and proprietary intellectual property. The Company relies primarily on a combination of copyright, trademark and trade secret laws. The Company has filed a preliminary patent application in connection with its new Internet browser for children, INTERNET SAFARI(TM). Trade secret and copyright laws afford only limited protection.

THE COMPANY MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING NECESSARY TO SUSTAIN AND GROW ITS OPERATIONS.

         The Company's audited financial statements for the fiscal year ended March 31, 2000 and for the three months ended June 30, 2000 have been qualified on a going concern basis principally due to lack of long term financing to achieve its goal of completing the development of and releasing its new secure Internet browser for children, INTERNET SAFARI(TM). To date, the Company has funded its transition period to the introduction of INTERNET SAFARI(TM) primarily through revenues generated by other products and equity financings. The Company will need additional capital before INTERNET SAFARI(TM) begins generating a sufficient cash flow to sustain operations and anticipated growth.

THE COMPANY'S REVENUES DEPEND ON CONTINUED MARKET ACCEPTANCE OF PRODUCTS.

         To date, the Company has derived substantially all of its revenue from the sale of approximately 50 educational programs. Accordingly, the Company's results will depend on continued market acceptance of these existing products and acceptance of its new products, including INTERNET SAFARI(TM). Failure to achieve such acceptance could have a material adverse effect on the Company's business, financial condition and results of operations.

CERTAIN RESTRICTED SHARES OF THE COMPANY WILL BE ELIGIBLE FOR SALE IN THE FUTURE AND COULD AFFECT THE PREVAILING MARKET PRICE OF THE COMPANY'S COMMON STOCK.

         Certain of the outstanding shares of Common Stock are "restricted securities" under Rule 144 of the Securities Act, and would be eligible for sale as the applicable holding periods expire. Sales or the expectation of sales of a substantial number of shares of Common Stock in the public market by selling stockholders could adversely affect the prevailing market price of the Common.

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

                            HEARTSOFT, INC.
                            (Registrant)


Date:  09/28/00
                            /s/ Benjamin P. Shell
                            ----------------------------------------------------
                            Benjamin P. Shell, Chairman of the Board, President, and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  09/28/00
                            /s/ Benjamin P. Shell
                            ----------------------------------------------------
                            Benjamin P. Shell, Chairman of the Board, President, and Chief Executive Officer
                            (Principal Executive Officer)

Date:  09/28/00
                            /s/ Jimmy L. Butler
                            ---------------------------------------------------
                            Jimmy L. Butler, Jr., Director and Vice-President


Date:  09/28/00
                            /s/ Rodger Graham
                            ---------------------------------------------------
                            Rodger Graham, Chief Financial Officer
                            (Principal Financial Officer)

Date:  09/28/00
                            /s/ Kathy Howell
                            ---------------------------------------------------
                            Kathy Howell, Chief Financial Controller
                            (Principal Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Heartsoft, Inc.

We have audited the accompanying balance sheets of Heartsoft, Inc., as of June 30, and March 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the three month period ended June 30, 2000, and the years ended March 31, 2000, and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heartsoft, Inc. as of June 30, and March 31, 2000, and the results of its operations and its cash flows for the three month period ended June 30, 2000, and the years ended March 31, 2000, and 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has experienced recurring operating losses and negative cash flows from operating activities, which increased to $470,676 and $375,801, respectively, for the three months ended June 30, 2000, and $1,524,133 and $1,244,884, respectively, for the year ended March 31, 2000. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma

August 15, 2000, except as to Note 10,
    as to which the date is September 26, 2000

                                 HEARTSOFT, INC.

                                 BALANCE SHEETS

                                                        June 30,       March 31,
                                                          2000           2000
                                                       ----------     ----------
Assets
Current assets:

   Cash                                                $   93,820     $  334,794
   Accounts receivable, trade, net of allowance
     of $18,672 and $8,000 at June 30, 2000
        and March 31, 2000, respectively                   64,412         30,655
   Inventories, at cost                                    47,020         45,694
   Other                                                    7,059          9,219
                                                       ----------     ----------

Total current assets                                      212,311        420,362

Property and equipment, at cost:
   Property and equipment                                 227,744        218,962
   Less accumulated depreciation                          121,615        115,716
                                                       ----------     ----------

Property and equipment, net                               106,129        103,246

Other assets:
   Developed software, net                                745,378        693,419
   Other                                                    4,668          4,608
                                                       ----------     ----------

Total other assets                                        750,046        698,027
                                                       ----------     ----------

Total assets                                           $1,068,486     $1,221,635
                                                       ==========     ==========


                       See notes to financial statements.

                                 HEARTSOFT, INC.

                                 BALANCE SHEETS

                                                            June 30,        March 31,
                                                              2000             2000
                                                          -----------      -----------
Liabilities and Stockholders' Equity
Current liabilities:

   Accounts payable                                       $   283,639      $   218,753
   Notes payable                                               66,551           83,927
  Accrued expenses                                             76,569           54,052
                                                          -----------      -----------

Total current liabilities                                     426,759          356,732

Commitments and contingencies                                    --               --

Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares
      authorized, 827,000 shares issued                         8,270            8,270
  Common stock, $0.0005 par value, 30,000,000 shares
      authorized, 11,080,337 shares  and 11,055,337
        shares issued, at June 30 and March 31,
           Respectively                                         5,653            5,528
  Additional paid-in capital                                5,853,321        5,605,946
   Accumulated deficit                                     (5,225,517)      (4,754,841)
                                                          -----------      -----------

Total stockholders' equity                                    641,727          864,903
                                                          -----------      -----------

Total liabilities and stockholders' equity                $ 1,068,486      $ 1,221,635
                                                          ===========      ===========



                       See notes to financial statements.

                                 HEARTSOFT, INC.

                            STATEMENTS OF OPERATIONS

                                               Three month
                                              periods ended                           Years ended
                                                 June 30,                               March 31,
                                     -------------------------------         -------------------------------
                                         2000                1999               2000                1999
                                     -----------         -----------         -----------         -----------
                                                         (unaudited)

Net sales                            $   164,307         $   117,800         $   315,557         $   527,915

Costs and expenses:
  Costs of production                     62,322              20,783             158,988             102,600
  Sales and marketing                    196,814              54,992             462,643             239,756
  General and administrative             328,568             128,444             925,162             551,715
  Depreciation and
    amortization                          40,337              29,286             148,837             181,697
                                     -----------         -----------         -----------         -----------

Total operating expenses                 628,041             233,505           1,695,630           1,075,768
                                     -----------         -----------         -----------         -----------

Operating loss                          (463,734)           (115,705)         (1,380,073)           (547,853)

Other income and expense:
  Gain on sale of interest in
    software library                        --                  --                  --               153,277
  Interest expense                        (3,101)            (12,118)           (143,089)           (121,897)
  Other, net                              (3,841)               (704)               (971)            (10,608)
                                     -----------         -----------         -----------         -----------

                                          (6,942)            (12,822)           (144,060)             20,772
                                     -----------         -----------         -----------         -----------

Loss before income taxes                (470,676)           (128,527)         (1,524,133)           (527,081)

Income taxes                                --                  --                  --                  --
                                     -----------         -----------         -----------         -----------

Net loss                             $  (470,676)        $  (128,527)        $(1,524,133)        $  (527,081)
                                     ===========         ===========         ===========         ===========

Net loss per common
share -
  basic and diluted                  $     (0.04)        $     (0.01)        $     (0.14)        $     (0.07)
                                     ===========         ===========         ===========         ===========

                       See notes to financial statements.

                                 HEARTSOFT, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years ended March 31, 2000 and 1999 and
                     Three month period ended June 30, 2000

                                Preferred Stock                Common Stock           Additional
                          --------------------------    --------------------------      Paid-in      Accumulated
                             Shares        Amount         Shares          Amount        Capital        Deficit         Total
                          -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance, March 31, 1998     1,218,500    $    12,185      6,329,157    $     3,165    $ 2,898,537    $(2,703,627)   $   210,260

Convert preferred stock
  to common                  (838,625)        (8,386)       670,900            336          8,050           --             --
Warrant exercise                 --             --          444,600            222           --             --              222
Sale of common stock             --             --        1,373,730            687        263,555           --          264,242
Stock issued for
  services                       --             --          338,827            169         69,336           --           69,505
Net loss                         --             --             --             --             --         (527,081)      (527,081)
                          -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, March 31, 1999       379,875          3,799      9,157,214          4,579      3,239,478     (3,230,708)        17,148

Convert preferred stock
  to common                  (327,875)        (3,279)       165,200             81          3,198           --             --
Sale of preferred stock       775,000          7,750           --             --          689,750           --          697,500
Sale of common stock             --             --        1,500,000            750      1,385,271           --        1,386,021
Stock issued for
  services                       --             --          203,835             99        148,268           --          148,367
Stock issued for
  debt repayment                 --             --          140,000             75        139,925           --          140,000
Common stock issued in
  lieu of preferred
  dividends                      --             --           39,088             19            (19)          --             --
Adjustments of
  previous issuances             --             --         (150,000)           (75)            75           --             --
Net loss                         --             --             --             --             --       (1,524,133)    (1,524,133)
                          -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, March 31, 2000       827,000          8,270     11,055,337          5,528      5,605,946     (4,754,841)       864,903

Stock issued
  for service                    --             --           25,000            125           (125)          --             --
Cash received for stock
  unissued                       --             --             --             --          247,500           --          247,500
Net loss                         --             --             --             --             --         (470,676)      (470,676)
                          -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, June 30, 2000        827,000    $     8,270     11,080,337    $     5,653    $ 5,853,321    $(5,225,517)   $   641,727
                          ===========    ===========    ===========    ===========    ===========    ===========    ===========

                       See notes to financial statements.

                                 HEARTSOFT, INC.

                            STATEMENTS OF CASH FLOWS

                                                Three month
                                               periods ended                 Years ended
                                                  June 30,                     March 31,
                                         --------------------------    --------------------------
                                            2000           1999           2000           1999
                                         -----------    -----------    -----------    -----------
                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                 $  (470,676)   $  (128,527)   $(1,524,133)   $  (527,081)
Adjustments to reconcile net loss to
  Cash used in operating activities:

   Depreciation and amortization              40,337         29,286        148,836        181,697
   Stock issued for services                    --             --          148,268         69,505
   Gain on sale of software library             --             --             --         (153,277)
   Changes in:
     Accounts receivable                     (33,757)       (19,158)        15,943        221,498
     Inventories                              (1,328)       (12,836)       (25,343)       (10,744)
     Other assets                              2,220          1,809          5,380         (3,234)
     Accounts payable                         64,886        (32,629)        25,013         14,559
     Accrued expenses                         22,517        (17,706)       (38,848)        69,878
                                         -----------    -----------    -----------    -----------
Net cash used in operating activities       (375,801)      (179,761)    (1,244,884)      (137,199)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Capitalized software development costs       (86,397)       (32,376)      (199,283)      (136,128)
Capitalized intangible costs                    --             --             --             --
Payments for the purchase of property         (8,775)        (3,204)       (75,554)          --
                                         -----------    -----------    -----------    -----------
Net cash used in investing activities        (95,172)       (35,580)      (274,837)      (136,128)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from sale of software library          --             --             --          165,512
Proceeds from issuance of long-term             --           12,173           --          345,000
debt
Proceeds from issuance of common
  and preferred stock                        247,375        175,500      2,083,521        264,465
Repayments under line of credit                 --             --             --         (152,500)
Principal payments on notes payable          (17,376)        (9,744)      (270,595)      (311,972)
                                         -----------    -----------    -----------    -----------
Net cash provided by financing
activities                                   229,999        177,929      1,812,926        310,505
                                         -----------    -----------    -----------    -----------
Net increase (decrease) in cash             (240,974)       (37,412)       293,205         37,178
Cash at beginning of period                  334,794         41,589         41,589          4,411
                                         -----------    -----------    -----------    -----------
Cash at end of period                    $    93,820    $     4,177    $   334,794    $    41,589
                                         ===========    ===========    ===========    ===========
Supplemental disclosures:
  Cash paid during the period for
interest                                 $     3,101    $     8,112    $   203,089    $    46,676
                                         ===========    ===========    ===========    ===========
  Common stock issued for debt
repayment                                $      --      $      --      $   140,000    $      --
                                         ===========    ===========    ===========    ===========

                       See notes to financial statements.

                                 HEARTSOFT, INC.

                          NOTES TO FINANCIAL STATEMENTS

     Three month periods ended June 30, 2000 (audited) and 1999 (unaudited)
                       Years ended March 31, 2000 and 1999

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

CHANGE IN YEAR END

The Company changed its fiscal year end from March 31 to June 30 effective June 30, 2000.

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

REVENUE RECOGNITION

Revenues from the sale of software products are recognized upon shipment, provided that no significant obligations remain outstanding and collection of the receivable is probable. Shipments of software previews to customers include the right of return for 30 days. Sales on these shipments are not recognized until expiration of the preview period. Allowances for estimated returns are provided at the time of sale. The Company evaluates the adequacy of allowances for returns and doubtful accounts primarily based upon its evaluation of historical and expected sales experience. The allowances for returns and doubtful accounts are based upon information available at the reporting date. To the extent the future market, customer mix, channels of distribution, product pricing and general economic and competitive conditions change, the estimated allowances required for returns and doubtful accounts may also change.

INVENTORIES

Inventories consist primarily of raw materials such as CD-ROM and floppy discs and manuals. They are stated at the lower of cost, determined by using the first-in, first-out method, or market.

ADVERTISING AND MARKETING COSTS

The Company expenses advertising costs, excluding co-operative advertising, as incurred. Co-operative advertising programs are initially capitalized and then expensed over the period of the specific contract for services. Capitalized advertising costs are not material at June 30 and March 31, 2000. Advertising costs totaled $74,596 and $9,040 for the periods ended June 30, 2000 and 1999, respectively, and $171,701 and $125,686 for the years ended March 31, 2000 and 1999, respectively.

DEPRECIATION

The Company's property and equipment is carried at cost and depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method over a seven-year period for both financial reporting and federal income tax purposes.

DEVELOPED SOFTWARE

Costs for new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. Once the project reaches technological feasibility, all software development costs are capitalized until the project is ready for release. Software development costs are amortized on the straight-line method over a maximum of seven years or the expected life of the product, whichever is less. Amortization expense of software development costs was $34,438 for the period ended June 30, 2000.

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

COMPREHENSIVE INCOME

The Company has no comprehensive income items for the three months ended June 30, 2000. Therefore, net loss equals comprehensive income.

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

After deducting the allocable cost of the Software Library, the Company reported gain on sale of $153,277 in fiscal 1999. The gain associated with the Acquisition Notes has been deferred because its realization depends on the Company's success in marketing the Software Library, resulting in no net carrying value for the Acquisition Notes. Such gain will be recognized as the Acquisition Notes are collected. In fiscal 1999, representing the Partnerships' tax year ended December 31, 1998, interest on the Acquisition Notes amounted to $112,313, and the principal balances were reduced by $26,800. During the year ended March 31, 2000, representing the Partnership's tax year ended December 31, 1999, interest on the Acquisition Notes amounted to $119,647, and the principal balances were reduced by $19,757. Since these amounts are realized through software sales, they are reported in the statements of operations as such. The principal balance of the Acquisition Notes at March 31 and June 30, 2000, is approximately $2,300,000.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                    June 30,   March 31,
                                                      2000       2000
                                                    --------   --------

         Office furniture, fixtures and equipment   $146,049   $137,267
         Production and development equipment         72,464     72,464
         Leasehold improvements                        9,231      9,231
                                                    --------   --------

                                                    $227,744   $218,962
                                                    ========   ========

Depreciation expense was $5,899 and $4,791 for the three month periods ended June 30, 2000 and 1999, and $19,164 for each of the years ended March 31, 2000 and 1999.

NOTE 4 - NOTES PAYABLE

Notes payable consist of the following:

                                                          June 30,     March 31,
                                                           2000          2000
                                                          -------       -------

         Note payable to a finance company, $4,575
           monthly including interest at 14.82%, due
           February 2001, secured by property and
           equipment                                      $62,491       $73,781

         Note payable to a bank, due $1,050 monthly
           including interest at Wall Street Prime + 2%
           (10.75% at March 31, 2000), due
           June 2000                                         --           3,127

         Note payable to a bank, due $1,034 monthly
           including interest at 9%, due October 2000       4,060         7,019
                                                          -------       -------

         Total                                             66,551        83,927

         Current portion                                   66,551        83,927
                                                          -------       -------

         Noncurrent portion                               $  --         $  --
                                                          =======       =======

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company leases office facilities under an operating lease for $6,578 per month plus adjustments over the life of the lease. Rental expense was $19,071 and $14,420 for the three month periods ended June 30, 2000 and 1999, respectively, and $67,318 and $56,382 for the year ended March 31, 2000 and 1999, respectively. Future annual payments under operating leases are $78,936 annually for fiscal 2001 through fiscal 2003 and $32,890 for fiscal 2004.

NOTE 6 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

As of June 30, 2000, the Company had 52,000 shares of $.01 par value preferred stock outstanding, convertible into common stock at the rate of .8 shares of common stock per share of preferred stock.

During fiscal 2000, the Company sold 775,000 shares of $.01 par value preferred stock, Series A, in a private placement. Proceeds of the sale aggregated $775,000, less offering expenses of $77,500. The holders of Series A preferred stock are not entitled to receive any dividends, and are entitled to $1.00 per share preference in liquidation. Except in limited circumstances, the holders of Series A preferred stock are not entitled to any voting rights. The Series A preferred stock is convertible into common based on the average closing bid price for 20 consecutive trading days preceding conversion, times 60%. Conversion rights are at the option of the holder during the period that a registration statement relating to the common stock underlying the Series A preferred stock is effective. Conversion is automatic at the date such registration is terminated.

Purchasers of the Series A preferred stock also received warrants to purchase 200,000 shares of common stock. The warrants expire on February 1, 2005, and are exercisable at the lesser of (1) 60% of the closing bid price of the Company's common stock or (2) $3.00.

Under the terms of the Series A Preferred Stock Purchase Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission relating to the common shares into which the Series A preferred stock are convertible, and the common shares issuable upon exercise of the warrants. The Company agreed to cause such registration statement to become effective by August 1, 2000, which condition was not met. If it did not meet this condition, the Company agreed to pay the purchaser $100,000 per month in common stock, based on 60% of the closing bid price. (See Note 10).

COMMON STOCK

During the three months ended June 30, 2000, the Company sold 325,000 shares of restricted common stock. Proceeds of the sale aggregated $275,000 less offering expenses of $27,500. The shares were unissued at the period end. In connection with the sale, Heartsoft agreed to file a registration statement relating to the 325,000 shares sold. If the registration statement is not effective by September 30, 2000, a penalty of 10,000 shares per month shall be awarded until the 325,000 shares become free-trading. In addition, the Company issued 25,000 shares as compensation for services.

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

The weighted-average grant date fair value of shares issued to vendors and for extinguishments of debt during the years ended March 31, 2000 and 1999, was $1.29 and $0.21, respectively.

NOTE 7 - INCOME TAXES

At June 30, 2000, the Company had approximately $5,225,000 in net operating loss carryforwards ("NOL's") expiring in 2009 through 2020. Management believes that the Company does not meet the criteria for recognizing the tax benefit of net operating loss carryforwards as a deferred tax asset and has established a valuation allowance for the entire balance of the NOL's.

There are no material temporary differences between the bases of assets and liabilities for income tax and financial reporting purposes that would give rise to deferred tax assets and liabilities. Therefore, no provision for income taxes has been reflected in the Company's statements of operations.

NOTE 8 -- EARNINGS PER SHARE

Basic and diluted EPS are computed as follows:

                               Three month periods ended                Years ended
                                       June 30,                           March 31,
                                2000              1999              2000             1999
                            ------------      ------------      ------------      ------------
Basic EPS
  computation:

   Net loss                 $   (470,676)     $   (128,527)     $ (1,524,133)     $   (527,081)

   Weighted average
     shares
       outstanding            11,065,502         9,944,326        10,739,719         7,746,136
                            ------------      ------------      ------------      ------------

   Basic and diluted
     net loss per share     $      (0.04)     $      (0.01)     $      (0.14)     $      (0.07)
                            ============      ============      ============      ============

NOTE 9 - UNCERTAINTIES

The Company has experienced recurring operating losses and negative cash flows from operating activities, which increased to $470,676 and $375,801, respectively, for the three months ended June 30, 2000, and $1,524,133 and $1,244,884, respectively, for the year ended March 31, 2000. Management implemented a program to increase the marketing and sales staff, and these additional expenses are not expected to have a substantial impact on revenues until fiscal 2001. Management also plans to introduce significant new products in fiscal 2001.

While product development expenditures have been substantial, the product introductions have been delayed until fiscal 2001. In order to finance these negative cash flows, the Company placed issues of preferred stock with warrants, and common stock during the fifteen months ended June 30, 2000, realizing in excess of $2,000,000 after offering expenses.

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

NOTE 10 - SUBSEQUENT EVENT

On September 26, 2000, the Company and the holder of the Series A preferred stock entered into an amendment to the Stock Purchase Agreement (the "Amendment"). Under the Amendment, the Company agreed to file a registration statement relating to the common shares into which the Series A preferred stock are convertible, and the common shares issuable upon exercise of the warrants, and to cause such registration statement to become effective within a reasonable time after October 1, 2000. The penalty for not having an effective registration statement by August 1, 2000, was removed. In return, the Company agreed to issue 300,000 shares of common stock to the Series A preferred stockholder.