Form 10QSB
period 2000-09-30
HEARTSOFT INC
filed 2000-11-14
CIK 836562

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended   SEPTEMBER 30, 2000
                                                  --------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from _________________ to _________________

                  Commission file number      033-23138-D
                                          ------------------------------------


                                 HEARTSOFT, INC.

--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


            DELAWARE                                     87-0456766
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
organization)


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


As of September 30, 2000, 11,291,837 shares of Heartsoft, Inc. Common Stock, $0.0005 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                                                                         PAGE

PART I.  FINANCIAL INFORMATION

Item 1:  Balance Sheet as of September 30, 2000                           3

         Statement of Operations for the three months ended
         September 30, 2000 and September 30, 1999                        5

         Statement of Cash Flows for the three months ended
         September 30, 2000 and September 30, 1999                        6

         Notes to Financial Statements                                    7

Item 2:  Management's Discussion, Analysis of Financial
         Condition, and Results of Operations                            12

PART II.  OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds                       16

Item 6:  Exhibits and Reports on Form 8-K                                17

Signature Page                                                           21


INTRODUCTORY STATEMENT REGARDING ADOPTION OF FISCAL YEAR:

On August 4, 2000, the Board of Directors of Heartsoft, Inc. changed the Company's fiscal year end from March 31 to June 30 effective for the fiscal year beginning July 1, 2000. Therefore, "Fiscal Year 2001" will be for the period July 1, 2000 to June 30, 2001 and the three months ended September 30, 2000 represents the first quarter of Fiscal Year 2001.

PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                  BALANCE SHEET
                            As of September 30, 2000
                                   (unaudited)

Assets
Current Assets:

   Cash                                                            $   92,192
   Accounts receivable, trade, net of allowance                        30,469
     of $42,448
   Inventories, at cost                                                45,189
   Other                                                               12,460
                                                                   ----------
Total current assets                                                  180,310

Property and equipment, at cost:
   Property and equipment                                             257,870
   Less accumulated depreciation                                     (128,254)
                                                                   ----------
Property and equipment, net                                           129,616

Other assets:
   Developed software, net                                            857,692
   Other                                                                4,668
                                                                   ----------
Total other assets                                                    862,360
                                                                   ----------
Total assets                                                       $1,172,286
                                                                   ==========

                                  BALANCE SHEET
                            As of September 30, 2000
                                   (unaudited)

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                $  217,441
   Notes payable                                                      130,234
   Accrued expenses                                                   280,291
                                                                   ----------
Total current liabilities                                             627,966

Commitments and contingencies                                              --

Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares
     authorized, 827,000 shares issued                                  8,270
   Common stock, $0.0005 par value, 30,000,000 shares
     authorized, 11,291,837 shares issued                               5,646
   Additional paid-in capital                                       6,511,457
   Accumulated deficit                                             (5,981,053)
                                                                   ----------
Total stockholders' equity                                            544,320
                                                                   ----------
Total liabilities and stockholders' equity                         $1,172,286
                                                                   ==========

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                        Three months ended
                                                          September 30,
                                                    -------------------------
                                                       2000           1999
                                                    ----------     ----------

Net Sales                                           $   97,616     $   73,273

Costs and expenses:
   Cost of production                                   47,615         26,960
   Sales and Marketing                                 201,294         58,227
   General and administrative                          563,753        145,795
   Depreciation and amortization                        37,743         29,286
                                                    ----------     ----------

Total Operating Expenses                               850,405        260,268
                                                    ----------     ----------

Operating Loss                                        (752,789)      (186,995)

Other income and expense:
   Interest expense                                     (3,964)        (9,147)
   Other, net                                            2,038         (1,662)
                                                    ----------     ----------
                                                        (1,926)       (10,809)
                                                    ----------     ----------
Loss before income taxes                              (754,715)      (197,804)
Income Taxes                                                --             --
                                                    ----------     ----------
Net Income (Loss)                                   $ (754,715)    $ (197,804)
                                                    ----------     ----------

Earnings per Share                                  $    (0.07)    $    (0.02)
                                                    ----------     ----------

                             STATEMENT OF CASH FLOWS
                                   (unaudited)
                                                       Three months ended
                                                          September 30,
                                                    -------------------------
                                                       2000           1999
                                                    ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                            $ (754,715)    $ (197,804)
Adjustments to reconcile net loss to net cash
used in operating activities:
        Depreciation and amortization                   37,743         29,286
        Changes in:
          Accounts receivable                           33,943         12,936
          Other assets                                  (5,401)       (10,121)
          Inventories                                    1,823         (5,587)
          Accounts payable                             (67,005)       (28,116)
          Accrued expenses                             203,722              -
                                                    ----------     ----------

Net cash used in operating activities                 (549,890)      (199,406)

CASH FLOWS FROM INVESTING ACTIVITIES

Capitalized software development costs                (143,421)       (48,792)
Payments for the purchase of property                  (30,126)       (21,094)
                                                    ----------     ----------

Net cash used in investing activities                 (173,547)       (69,886)


CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of debt                          79,500         82,500
Principal payments of debt                             (15,820)      (196,432)
Proceeds from issuance of preferred stock                    -              -
Proceeds from issuance of common stock                 658,129        779,800
                                                    ----------     ----------
Net cash provided by financing activities              721,809        665,868
                                                    ----------     ----------

Net increase (decrease) in cash                         (1,628)       396,576
Cash at beginning of period                             93,820          4,177
                                                    ----------     ----------
Cash at end of period                               $   92,192     $  400,753
                                                    ==========     ==========

                                 HEARTSOFT, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
          Three months ended September 30, 2000 and September 30, 1999
                                   (unaudited)

         The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. In the opinion of management, all adjustments required to make a fair presentation of the results of operations of Heartsoft, Inc., a Delaware corporation ("Heartsoft," or the "Company," including its subsidiary), for the three months ended September 30, 2000 have been included. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CHANGE IN YEAR END

         On August 4, 2000, the Board of Directors of the Company changed the Company's fiscal year end from March 31 to June 30 effective for the fiscal year beginning July 1, 2000. Therefore, "Fiscal Year 2001" will be for the period July 1, 2000 to June 30, 2001 and the three months ended September 30, 2000 represents the first quarter of Fiscal Year 2001.

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

ADVERTISING AND MARKETING COSTS

         The Company expenses advertising costs, excluding co-operative advertising, as incurred. Co-operative advertising programs are initially capitalized and then expensed over the period of the specific contract for services. Capitalized advertising costs are not material at September 30, 2000. Advertising costs totaled $35,171 for the three months ended September 30, 2000.

DEPRECIATION

         The Company's property and equipment is carried at cost and depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method over a seven-year period for both financial reporting and federal income tax purposes.

DEVELOPED SOFTWARE

         Costs for new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. Once the project reaches technological feasibility, all software development costs are capitalized until the project is ready for release. Software development costs are amortized on the straight-line method over a maximum of seven years or the expected life of the product, whichever is less. Amortization expense of software development costs was $31,105 for the three months ended September 30, 2000.

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

COMPREHENSIVE INCOME

         The Company has no comprehensive income items for the three months ended September 30, 2000. Therefore, net loss equals comprehensive income.

NEW ACCOUNTING STANDARDS

         The Company adopted SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities" during the first quarter of fiscal 2001. Currently, the Company does not engage in hedging activities or transactions involving derivatives.

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

NOTE 2 - NOTES PAYABLE

Notes payable consist of the following at September 30, 2000:

       Note payable to a bank, due $1,034 monthly
           including interest at 9%, due October 2000              $    1,023

       Note payable to a finance company, $4,575 monthly
           including interest at 14.82%, due Feb. 2001,
           secured by property and equipment                           50,423

       Note payable to a finance company, $738 monthly
           including interest at 14.82%, due July 2003,
           secured by property and equipment                           17,588

       Note payable to an investment group, balloon
          payment including interest at 8%,
          due December 31, 2000                                        61,200
                                                                   ----------
       Total                                                          130,234

       Current portion                                                130,234
                                                                   ----------
       Noncurrent portion                                          $        -
                                                                   ==========

NOTE 3  - ACCRUED EXPENSES

         On September 27, 2000, the Company and the holder of the Series A preferred stock entered into an amendment to the Stock Purchase Agreement (the "Amendment"). Under the terms of the original Stock Purchase Agreement, the Company agreed to cause a registration statement relating to the common shares into which the Series A preferred stock are convertible, and the common shares issuable upon exercise of certain warrants to become effective by August 1, 2000. Also under the terms of the original Stock Purchase Agreement , the Company would become liable under a penalty provision in the Stock Purchase Agreement if the Company was unable to cause such registration statement to become effective by August 1, 2000. Under the Amendment to the Stock Purchase Agreement, the Company agreed to cause a registration statement relating to the common shares into which the Series A preferred stock are convertible, and the common shares issuable upon exercise of certain warrants to become effective within a reasonable time after October 1, 2000. In addition, the Company agreed to issue 300,000 shares of common stock to the Series A preferred stockholder in exchange for the stockholder's agreement to release the Company from any and all current and future liability that the Company might have under the penalty provision. A liability totaling $227,810 associated with the 300,000 shares was recorded. As of November 9, 2000, this stock has not been issued.

         In the previous quarter ended June 30, 2000, the Company sold 325,000 shares of restricted common stock. In connection with the sale of the 325,000 shares, Heartsoft agreed to file a registration statement. As of November 9, 2000 a registration has not been filed. Starting October 1, 2000, a penalty of 10,000 shares per month shall be awarded until the 325,000 shares become free-trading. Additionally, as of November 9, 2000, these shares have not been issued.

NOTE 4  - EARNINGS PER SHARE

Basic and diluted EPS are computed as follows:
                                                    Three month periods ended
                                                          September 30,
                                                        2000          1999
                                                    ----------     ----------
Basic EPS computation:

      Net loss                                      $ (754,715)    $ (197,804)

      Weighted average
         shares outstanding                         11,233,093     10,395,376
                                                    ----------     ----------
      Basic and diluted
         net loss per share                         $    (0.07)    $    (0.02)
                                                    ==========     ==========

NOTE 5  - UNCERTAINTIES

         The Company has experienced recurring operating losses and negative cash flows from operating activities, which increased to $754,715 and $549,890, respectively, for the three months ended September 30, 2000. Management implemented a program to increase the marketing and sales staff, and these additional expenses are not expected to have a substantial impact on revenues until later in fiscal year 2001. Management also plans to introduce significant new products in fiscal 2001.

         While product development expenditures have been substantial for INTERNET SARARI[TM] - a full-featured secure Internet browser for children, its final release has not occurred as of September 30, 2000.

         In order to finance these negative cash flows, the Company secured approximately $692,000 in funding during the three months ended September 30, 2000 through a private placement of convertible debt and Common Stock.

         Management plans to release INTERNET SARARI[TM], in fiscal year 2001 as well as introduce new products. With new products and a strengthened sales staff, management believes revenues from product sales will increase. In order to finance the continuing costs of product development and operating losses, management intends to raise additional capital through equity offerings. However, the Company has no formal commitments for equity placements. The ability of the Company to implement its operating plan and to continue as a going concern depends on its ability to raise equity capital and, ultimately, to achieve profitable operations.

NOTE 6  - SUBSEQUENT EVENT

         To support the Company's policy of growth and to meet working capital needs during the development and release of INTERNET SARARI[TM], the Company borrowed $500,000 on November 9, 2000 under two separate promissory notes, each for the principal sum of $250,000. The principal sum of both promissory notes plus interest at a per annum rate equal to 6.15% are due on the earlier of May 9, 2001 or five business days after the Company shall have received equity investments or debt financing in excess of $750,000. In order to induce the parties to enter into the promissory notes, the Company issued the holders of each of the promissory notes 125,000 shares of common stock of the Company, and Benjamin Shell, the Chairman and CEO of the Company, pledged collateral in the form of 500,000 shares of common stock of the Company owned by him to secure the amounts under the promissory notes. The Notes may be pre-paid in whole or in part at any time without penalty, but with interest to the date of payment on the amount prepaid.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
----------------------------------------------------------

         This Form 10-QSB contains "forward-looking" statements regarding potential future events and developments affecting the business of Heartsoft, Inc., a Delaware Corporation ("Heartsoft" or the "Company," including its subsidiary). Forward-looking statements may be indicated by the words "expects," "estimates," "anticipates," "intends," "predicts," "believes" or other similar expressions. Forward-looking statements appear in a number of places in this Form 10-QSB and may address the intent, belief or current expectations of Heartsoft and its Board of Directors and Management with respect to Heartsoft and its business. Heartsoft's ability to predict results or the effect of any future events on Heartsoft's operating results is subject to various risks and uncertainties.

GENERAL INFORMATION
-------------------

         Heartsoft is a publicly held Delaware Corporation, incorporated on January 15, 1988, and traded in the Over the Counter Bulletin Board (OTCBB) market under the symbol "HTSF." The Company is a provider of proprietary educational computer software products distributed to the education and consumer markets. Its products are sold through an internal sales organization, national and international resellers, United States based catalogers with an annual aggregate circulation in excess of 5,000,000 catalogs and online through four corporate websites, www.heartsoft.com, www.internet-safari.com, www.thinkology.com, and www.isafari.com.

         Through the three months ended September 30, 2000, the Company's product line was comprised of approximately 50 educational software programs that assist young children in pre-kindergarten through the 6th grade to practice and learn basic curriculum subjects. During Fiscal Year 2001, the Company anticipates the release of its new secure Internet browser for children, INTERNET SARARI[TM]. The release of INTERNET SARARI[TM] will broaden the Company's product line to include an Internet-based software solution. A beta version of INTERNET SARARI[TM] was released on the Apple Macintosh platform on September 23, 2000 and the Windows platform on September 29, 2000.

         The Company intends to continue to expand its traditional educational software business through internal growth as well as by focusing a substantial portion of its resources on the introduction and sale of INTERNET SARARI[TM]. Beginning in Fiscal Year 2001, the Company intends to use the Internet to expand its geographic reach deeper into the consumer market both in the United States and internationally.

         For the three months ended September 30, 2000, the Company experienced a loss of $754,715 and accumulated a total deficit of $5,981,053. This loss and accumulated deficit have been primarily caused by the Company's efforts in positioning itself for the release of INTERNET SARARI[TM] and are related, for the most part, to marketing and general and administrative expenses.

         To reach profitability, the Company plans, among other things, to do the following:

           o Release its secure Internet browser, INTERNET SARARI[TM] during Fiscal Year 2001;

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

         The Company believes that its investment in the development of INTERNET SARARI[TM] and the secure browser's release represents a key element of its future and that the Company can become a leading player in the children's Internet market.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

NET REVENUE

         Revenue for the three months ended September 30, 2000 increased to $97,616 from $73,273 for the three months ended September 30, 1999, an increase of $24,343 or 33%. The increase is primarily the result of hiring a Vice President of Sales and Marketing in late 1999, reorganizing and expanding the education sales division from three to eleven employees, and continuing the implementation of a broad-based marketing strategy. The marketing strategy focused on adding quality sales personnel and directing their efforts in promoting educational programs to schools while maintaining existing reseller business. It also included higher attendance at trade shows and increased direct mailings, both of which contributed to the increase in revenues.

COST OF PRODUCTION

         Cost of production includes all costs associated with the acquisition of raw materials, assembly of finished products, warehousing, shipping, and payroll associated with production and shipping of finished products. This expense category also includes labor costs associated with maintaining and implementing enhancements to existing educational programs as well as miscellaneous costs related to the needs of the Production Department. Cost of production for the three months ended September 30, 2000 was $47,615 compared to $26,960 for the three months ended September 30, 1999, an increase of $20,655 or 77%. Cost for the acquisition of raw materials increased approximately $5,837 as a result of increased sales as noted in the Net Revenue discussion above. Payroll cost increased $7,493 primarily from the addition of a technical support employee. Royalty payments totaling $3,850 were made during the quarter in accordance with Heartsoft's strategic marketing agreement with the Foundation for Critical Thinking. Expenses for office rent increased $2,685 as a result of leasing additional office in late 1999 and early 2000.

SALES AND MARKETING

            Sales and marketing expenses for the three months ended September 30, 2000 were $201,294 versus $58,227 for the three months ended September 30, 1999, an increase of $143,067 or 246%. As noted previously, in the Net Revenue discussion, a Vice President of Sales and Marketing was hired in late 1999, the education sales division was reorganized and expanded, and the Company's broad-base marketing strategy is continuing to be implemented. This strategy involves active utilization of temporary personnel to fill selected positions, then upon satisfactory completion of work responsibilities the hiring of these individuals as full-time employees. All of the above factors, coupled with direct mail campaigns targeted at schools, new advertising materials and higher attendance at industry trade-shows lead to increased expenses in sales and marketing. An approximate breakdown by component of the major increases in sales and marketing expense follows: payroll and benefits $74,114; advertising $12,182; travel and conferences $23,261; and contract labor $11,998.

GENERAL AND ADMINISTRATIVE

         Total general and administrative (G&A) expense for the three months ended September 30, 2000 was $563,753 compared to $145,795 for the same period in 1999, an increase of $417,958. The primary reason for this increase relates to accruing expenses totaling $227,810 in connection with amending a Stock Purchase Agreement whereby the Company agreed to issue 300,000 shares of Common Stock in order to eliminate any liability the Company might have under a penalty provision in the Stock Purchase Agreement (see Financial Statement Note 3 - Accrued expenses).

         Additional factors causing the increase in G&A expense can be attributed to taking the necessary steps to build the Company's infrastructure. These factors include the addition of a Chief Financial Officer, assuming full reporting status to become compliant with SEC regulations, and strengthening strategic customer and investor relationships, all of which are critical to minimizing risks to the Company and execution of its business plan. Further, on a historical basis, executive management focused primarily on the development of educational programs resulting in capitalization of appropriate executive salaries. This focus shifted from development to more of an administrative role resulting in the expensing of appropriate executive salaries and an increase in related G&A payroll costs. An approximate breakdown by component (excluding the late registration filing penalty expense noted above) of other major increases in G&A expense follows: payroll and benefits $42,310; professional costs related to accounting and legal fees $83,128; travel $16,198; miscellaneous expenses $13,342 which includes cost associated with the Vice President of Sales and Marketing relocation to Heartsoft's Corporate Office in Broken Arrow, Oklahoma; and contract labor $7,959 for administrative support personnel.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         To support the Company's policy of growth and to meet working capital needs during the development of INTERNET SARARI[TM], the Company secured approximately $692,000 in funding during the three months ended September 30, 2000 through a private placement of convertible debt and common stock. A breakdown of this funding is as follows:

           o On August 18, 2000, the Company borrowed $100,000 under a convertible promissory note agreement. On September 27, 2000, the Company amended this agreement to issue 80,000 shares of restricted common stock in lieu of a payment of $40,000. This stock issuance reduced the promissory note to $60,000 that is due on December 31, 2000.

           o During the three months ended September 30, 2000, the Company sold 684,500 shares of restricted common stock. Proceeds of the sales aggregated $592,000 less offering expenses of $17,500. As of September 30, 2000, none of these shares have been issued.

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

SUMMARY OF RISK FACTORS
-----------------------

         To date, the Company has funded its operations primarily through revenues generated by various products and equity financings. The Company will need additional capital before INTERNET SARARI[TM] begins generating a sufficient cash flow to sustain operations and anticipated growth. Additionally, Heartsoft is subject to other risks and uncertainties. A summary of risk factors is discussed in Part III of Heartsoft's Form 10-KSB for the transition period April 1, 2000 to June 30, 2000, which was filed on September 28, 2000.

PART II -- OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

         During the three months ended September 30, 2000, the Company issued the following securities without registering the securities under the Securities Act of 1933:

----------------------------------------------------------------------------------------------------------
       NAME             CLASS       NO. OF SHARES        DATE                  CONSIDERATION
----------------------------------------------------------------------------------------------------------
   John Burgett        Common           1,000          7/25/00     Grant of restricted stock to employee
                                                                   for services rendered.
----------------------------------------------------------------------------------------------------------
 Jonas Hernandez       Common           8,000          7/25/00     Grant of restricted stock upon
                                                                   conversion of convertible preferred
                                                                   stock.
----------------------------------------------------------------------------------------------------------
   Paul & Marie        Common           2,500          7/25/00     Grant of restricted stock in exchange
      Sharga                                                       for public relations and investor
                                                                   relation services.
----------------------------------------------------------------------------------------------------------
 William Tisdale       Common           10,000         7/25/00     Grant of restricted stock in exchange
                                                                   for professional marketing services.
----------------------------------------------------------------------------------------------------------
 Greg Dhuevetter       Common          100,000         9/19/00     Grant of restricted stock in exchange
                                                                   for financial services.
----------------------------------------------------------------------------------------------------------
 Scott McAllister      Common           10,000         9/29/00     Grant of restricted stock in exchange
                                                                   for finder's fee relating to
                                                                   arranging financing with an
                                                                   investment group.
----------------------------------------------------------------------------------------------------------
Hi-Tel Group, Inc.     Common           80,000         9/29/00     Grant of restricted stock in exchange
                                                                   for satisfaction of debt in the
                                                                   amount of  $40,000.
----------------------------------------------------------------------------------------------------------

         The Company relied on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuances of stock set forth above. All parties listed above are sophisticated persons or entities, performed services for the Company or had prior or existing relationships with members of Company's management staff at the time of the transactions listed above.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K.

A.       EXHIBITS:

      EXHIBIT NO.             DESCRIPTION
--------------------------------------------------------------------------------
         3.1                  Articles of Incorporation of the Company.
                              (Incorporated by reference to the Company's Form
                              10-KSB/A for the period ended March 1, 1999, which was filed on January 22, 2000.)

         3.2 By-Laws of the Company. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 1, 1999, which was filed on January 22, 2000.)

         4.1 Specimen of Certificate for Heartsoft, Inc. Common Stock. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 1, 1999, which was filed on January 22, 2000.)

         10.1 Corporate Note to Dale Hill dated October 21, 1998. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 1, 1999, which was filed on January 22, 2000.)

         10.2 Corporate Note to Dale Hill dated February 10, 1998. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 1, 1999, which was filed on January 22, 2000.)

         10.4 Promissory Note dated October 16, 1999 to Tulsa National Bank. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 1, 1999, which was filed on January 22, 2000.)

         10.5 Promissory Note dated December 16, 1999 to Bank of Oklahoma. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 1, 1999, which was filed on January 22, 2000.)

         10.6 Equipment Lease with Auto & Equipment Leasing by Flex, Inc. dated February 12, 1998. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 1, 1999, which was filed on January 22, 2000.)

         10.7 Software Agreement dated May 16, 1997 between Heartsoft, Inc. and Heartsoft 1997 Limited Partnership. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 1, 1999, which was filed on January 22, 2000.)

         10.8 Acquisition Note dated May 16, 1997 from Heartsoft 1997 Limited Partnership. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 1, 1999, which was filed on January 22, 2000.)

         10.9 Assumption Agreement dated April 30, 1997 by and among Heartsoft 1997 Limited Partnership, Heartsoft, Inc. and Limited Partners. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 1, 1999, which was filed on January 22, 2000.)

         10.10 Joint Venture Agreement dated May 16, 1997 between Heartsoft, Inc. and Heartsoft 1997 Limited Partnership. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 1, 1999, which was filed on January 22, 2000.)

         10.11 Software Agreement dated July 30, 1997 between Heartsoft, Inc. and Heartsoft II 1997 Limited Partnership. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 1, 1999, which was filed on January 22, 2000.)

         10.12 Acquisition Note dated July 30, 1997 from Heartsoft II 1997 Limited Partnership. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 1, 1999, which was filed on January 22, 2000.)

         10.13 Assumption Agreement dated July 30, 1997 by and among Heartsoft II Limited Partnership, Heartsoft, Inc. and Limited Partners. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 1, 1999, which was filed on January 22, 2000.)

         10.14 Joint Venture Agreement dated July 30, 1997 between Heartsoft, Inc. and Heartsoft II 1997 Limited Partnership. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 1, 1999, which was filed on January 22, 2000.)

         10.15 Software Agreement dated October 28, 1997 between Heartsoft, Inc. and Heartsoft III 1997 Limited Partnership. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 1, 1999, which was filed on January 22, 2000.)

         10.16 Acquisition Note dated October 28, 1997 from Heartsoft III 1997 Limited Partnership. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 1, 1999, which was filed on January 22, 2000.)

         10.17 Assumption Agreement dated July 30, 1997 by and among Heartsoft III 1997 Limited Partnership, Heartsoft, Inc. and Limited Partners. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 1, 1999, which was filed on January 22, 2000.)

         10.18 Joint Venture Agreement dated October 28, 1997 between Heartsoft, Inc. and Heartsoft III 1997 Limited Partnership. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 1, 1999, which was filed on January 22, 2000.)

         10.19 Convertible Promissory Note dated August 30, 1999 between Heartsoft, Inc. and Hi-Tel Group, Inc. (Incorporated by reference to the Company's Form 10-KSB for the period ended March 31, 2000, which was filed on July 14, 2000.)

         10.20                Letter Agreement by and between Heartsoft, Inc.
                              and the Weather Channel Enterprises, Inc. dated September 1, 1999. (Incorporated by reference to the Company's Form 10-KSB for the period ended March 31, 2000, which was filed on July 14, 2000.)

         10.21 Cobranding Program Agreement by and between Heartsoft, Inc. and Ask Jeeves, Inc. dated September 16, 1999. (Incorporated by reference to the Company's Form 10-KSB for the period ended March 31, 2000, which was filed on July 14, 2000.)

         10.22 Engagement Agreement by and between Heartsoft, Inc. and Juanita Seng dated October 1, 1999. (Incorporated by reference to the Company's Form 10-KSB for the period ended March 31, 2000, which was filed on July 14, 2000.)

         10.23 Lease dated November, 1999 for commercial office space in Broken Arrow, Oklahoma. (Incorporated by reference to the Company's Form 10-KSB for the period ended March 31, 2000, which was filed on July 14, 2000.)

         10.24 Lease dated January, 2000 for commercial office space in Broken Arrow, Oklahoma. (Incorporated by reference to the Company's Form 10-KSB for the period ended March 31, 2000, which was filed on July 14, 2000.)

         10.25 Stock Purchase Agreement by and between Heartsoft, Inc. and Hi-Tel Group, Inc. dated March 1, 2000 with Certificate of Designation of the Series A Convertible Preferred Stock attached as Exhibit A and Common Share Purchase Warrant between Heartsoft, Inc. attached as Exhibit B. (Incorporated by reference to the Company's Form 10-KSB for the period ended March 31, 2000, which was filed on July 14, 2000.)

         10.26 Web Service Agreement by and between Heartsoft, Inc. and Gaggle, Inc. dated June 9, 2000. (Incorporated by reference to the Company's Form 10-KSB for the period ended March 31, 2000, which was filed on July 14, 2000.)

         10.27 Amendment to Stock Purchase Agreement by and between Heartsoft, Inc. and Hi-Tel Group, Inc. dated September 27, 2000. (Incorporated by reference to the Company's Form 10-KSB for the transition period ended June 30, 2000, which was filed on September 28, 2000.)

         10.28 Amendment to Heartsoft, Inc. Common Share Purchase Warrant by and between Heartsoft, inc. and Hi-Tel Group, Inc. dated September 27, 2000. (Incorporated by reference to the Company's Form 10-KSB for the transition period ended June 30, 2000, which was filed on September 28, 2000.)

         10.29 Original Equipment Manufacturing (OEM) Licensing Agreement by and between Heartsoft, Inc. and International Academy of Science dated April 28, 2000.

         10.30 Co-Branding License Agreement by and between Heartsoft, Inc. and Merriam-Webster, Incorporated dated August 14, 2000.

         10.31 Promissory Note dated August 18, 2000 between Heartsoft, Inc. and Hi-Tel Group, Inc.

         10.32 Equipment Lease with Auto & Equipment Leasing by Flex, Inc. dated July 31, 2000.

         10.33 Trademark License Agreement by and between Heartsoft, Inc. and Ask Jeeves dated September 8, 2000.

         10.34 Letter Agreement granting Benjamin Shell, CEO of Heartsoft, Inc., a non-exclusive license to use the Yahooligans logo dated September 19, 2000.

         10.35 Engagement Agreement by and between Heartsoft, Inc. and Dana Swift dated October 6, 2000.

         10.36 Amendment to Promissory Note between Heartsoft, Inc. and Hi-Tel Group, Inc. dated November 8, 2000.

         10.37 Promissory Note dated November 9, 2000 between Heartsoft, Inc. and Alan W. Carlton Revocable Living Trust.

         10.38 Letter Agreement dated November 9, 2000 between Heartsoft, Inc. and Alan W. Carlton Revocable Living Trust.

         10.39 Promissory Note dated November 9, 2000 between Heartsoft, Inc. and June Limited Partnership.

         10.40 Letter Agreement dated November 9, 2000 between Heartsoft, Inc. and June Limited Partnership.

         10.41 Joint Security Agreement dated November 9, 2000 between Heartsoft, Inc., Benjamin Shell, Alan W. Carlton Revocable Living Trust and June Limited Partnership.

         21.1 Subsidiaries of Heartsoft. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 1, 1999, which was filed on January 22, 2000.)

         27.1                 Financial Data Schedule.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  HEARTSOFT, INC.
                                    --------------------------------------------
                                                   (Registrant)

Date:    11/13/00                   /s/ Benjamin P. Shell
      ---------------------         --------------------------------------------
                                    Benjamin  P.  Shell
                                    Chairman of the Board, President, and Chief
                                    Executive Officer
                                    (Principal Executive Officer)

Date:    11/13/00                   /s/ Rodger Graham
      ---------------------         --------------------------------------------
                                    Rodger Graham, Chief Financial Officer
                                    (Principal Financial Officer)