Form 10QSB
period 2000-12-31
HEARTSOFT INC
filed 2001-02-14
CIK 836562

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   December 31, 2000
                                          -----------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from                     to
                                        -------------------    -----------------

                  Commission file number      033-23138-D
                                              -----------


                                 HEARTSOFT, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                      87-0456766
------------------------------------        ------------------------------------
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

As of December 31, 2000, 12,103,837 shares of Heartsoft, Inc. Common Stock, $0.0005 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]


================================================================================

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1:  Balance Sheet as of December 31, 2000                                3

         Statement of Operations For the Six Month Periods Ended
         December 31, 2000 and December 31, 1999                              5

         Statement of Operations For the Three Month Periods Ended
         December 31, 2000 and December 31, 1999                              6

         Statement of Cash Flows For the Six Month Periods Ended
         December 31, 2000 and December 31, 1999                              7

         Notes to Financial Statements                                        8

Item 2:  Management's Discussion, Analysis of Financial Condition,
         and Results of Operations                                           11

PART II.  OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds                           17

Item 6:  Exhibits and Reports on Form 8-K                                    18

Signature Page                                                               24


INTRODUCTORY STATEMENT REGARDING ADOPTION OF FISCAL YEAR:

On August 4, 2000, the Board of Directors of Heartsoft, Inc. changed the Company's fiscal year end from March 31 to June 30 effective for the fiscal year beginning July 1, 2000. Therefore, "Fiscal Year 2001" will be for the period July 1, 2000 to June 30, 2001 and the three months ended September 30, 2000 and the three months ended December 31, 2000 represents the first and second quarters of Fiscal Year 2001, respectively.

PART I -- FINANCIAL INFORMATION

Item 1:  Financial Statements


                                  BALANCE SHEET
                             As of December 31, 2000
                                   (Unaudited)

Assets
Current assets:
   Cash                                                        $    17,931
   Accounts receivable, trade, net of allowance
      of $24,893                                                    34,079
   Note receivable - officer                                       250,254
   Inventories, at cost                                             53,482
   Other                                                           118,590
                                                               -----------

Total current assets                                               474,336

Property and equipment, at cost:
   Property and equipment                                          282,792
   Less accumulated depreciation                                  (133,056)
                                                               -----------

Property and equipment, net                                        149,736

Other assets:
   Developed software, net                                         966,222
   Other                                                             4,668
                                                               -----------

Total other assets                                                 970,890
                                                               -----------

Total assets                                                   $ 1,594,962
                                                               ===========

                                  BALANCE SHEET
                             As of December 31, 2000
                                   (Unaudited)


Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                            $   328,507
   Notes payable                                                   635,361
   Accrued expenses                                                358,681
                                                               -----------

Total current liabilities                                        1,322,549

Long term liabilities:
   Notes payable                                                    28,871
                                                               -----------

Total liabilities                                                1,351,420

Commitments and contingencies                                         --

Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares
     authorized, 827,000 shares issued                               8,270
   Common stock, $0.0005 par value, 30,000,000 shares
     authorized, 12,103,837 shares issued                            6,052
   Additional paid-in capital                                    6,765,331
   Accumulated deficit                                          (6,536,111)
                                                               -----------

Total stockholders' equity                                         243,542
                                                               -----------

Total liabilities and stockholders' equity                     $ 1,594,962
                                                               ===========

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                           Six Month Periods Ended
                                                  December 31,
                                        -------------------------------
                                            2000                1999
                                        -----------         -----------

Net sales                               $   208,333         $   152,698

Costs and expenses:
   Cost of production                       101,920              57,277
   Sales and marketing                      435,399             211,401
   General and administrative               825,543             413,204
   Depreciation and amortization             73,652              58,573
                                        -----------         -----------

Total operating expenses                  1,436,514             740,455
                                        -----------         -----------

Operating loss                           (1,228,181)           (587,757)

Other income and expense:
   Interest expense                          84,530              37,128
   Other, net                                (3,778)             17,654
                                        -----------         -----------

                                             80,752              54,782
                                        -----------         -----------

Loss before income taxes                 (1,308,933)           (642,539)

Income taxes                                   --                  --
                                        -----------         -----------

Net income (loss)                       $(1,308,933)        $  (642,539)
                                        -----------         -----------

Earnings per share                      $     (0.11)        $     (0.06)
                                        -----------         -----------

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                          Three Month Periods Ended
                                                 December 31,
                                         ---------------------------
                                            2000             1999
                                         ---------         ---------

Net sales                               $ 110,717         $  80,804

Costs and expenses:
   Cost of production                      54,306            32,260
   Sales and marketing                    234,105           153,127
   General and administrative             261,791           269,484
   Depreciation and amortization           35,908            29,286
                                        ---------         ---------

Total operating expenses                  586,110           484,157
                                        ---------         ---------

Operating loss                           (475,393)         (403,353)

Other income and expense:
   Interest expense                        80,566            27,981
   Other, net                              (1,740)           15,991
                                        ---------         ---------

                                           78,826            43,972
                                        ---------         ---------

Loss before income taxes                 (554,219)         (447,325)

Income taxes                                 --                --
                                        ---------         ---------

Net income (loss)                       $(554,219)        $(447,325)
                                        ---------         ---------

Earnings per share                      $   (0.05)        $   (0.04)
                                        ---------         ---------

                             STATEMENT OF CASH FLOWS
                      Six Month Periods Ended December 31,
                                   (Unaudited)


                                                      2000             1999
                                                  -----------      -----------
Cash Flows from Operating Activities
Net loss                                          $(1,308,933)     $  (642,539)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation and amortization                     73,652           73,651
     Common stock issued for services                  55,909             --
     Changes in:
         Accounts receivable                           30,333           33,312
         Note receivable                                 --            (11,739)
         Other assets                                  38,469           (1,550)
         Inventories                                   (6,462)          (5,602)
         Accounts payable                              43,207           13,965
         Accrued expenses                             282,112             --
                                                  -----------      -----------

Net cash used in operating activities                (791,713)        (540,502)

Cash Flows from Investing Activities
Capitalized software development costs               (283,055)        (121,772)
Advances on note receivable                          (276,254)            --
Collection of note receivable                          26,000             --
Payments for the purchase of property                 (55,048)         (56,681)
                                                  -----------      -----------

Net cash used in investing activities                (588,357)        (178,453)


Cash Flows from Financing Activities
Proceeds from issuance of debt                        629,674           82,500
Principal payments of debt                            (31,993)        (226,361)
Proceeds from issuance of preferred stock                --               --
Proceeds from issuance of common stock                706,500          964,300
                                                  -----------      -----------
Net cash provided by financing activities           1,304,181          820,439
                                                  -----------      -----------

Net increase (decrease) in cash                       (75,889)         101,484
Cash at beginning of period                            93,820            4,177
                                                  -----------      -----------

Cash at end of period                             $    17,931      $   105,661
                                                  ===========      ===========

                                 HEARTSOFT, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

         The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. In the opinion of management, all adjustments required to make a fair presentation of the results of operations of Heartsoft, Inc., a Delaware corporation ("Heartsoft," or the "Company," including its subsidiary), for the six and three month periods ended December 31, 2000 have been included. The results of operations for the six month period ended December 31, 2000 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CHANGE IN YEAR END

         On August 4, 2000, the Board of Directors of the Company changed the Company's fiscal year end from March 31 to June 30 effective for the fiscal year beginning July 1, 2000. Therefore, "Fiscal Year 2001" will be for the period July 1, 2000 to June 30, 2001 and the three months ended September 30, 2000 and the three months ended December 31, 2000 represents the first and second quarters of Fiscal Year 2001, respectively.

NOTE 2 - NOTE RECEIVABLE

         On November 13, 2000, an officer of the Company borrowed $276,254 from the organization. Per the promissory note the officer will repay the principal amount together with interest at a per annum rate of 6.15% upon maturity. The principal sum of the promissory note plus interest is due on November 13, 2001. The officer may elect to pay all accrued interest on November 13, 2001 and extend the promissory note until November 13, 2002. As of December 31, 2000 the outstanding balance due the Company was $250,254.


NOTE 3 - NOTES PAYABLE

Notes payable consist of the following at December 31, 2000:

         Note payable to a finance company, $4,575 monthly,
           due June 2001, bearing interest at 14.82%,
           secured by property and equipment.                          $ 38,625

         Note payable to a finance company, $738 monthly, due
           July 2003, bearing interest at 14.82%, secured by
           property and equipment                                        16,923

         Note payable to an investment group, balloon
           payment due December 31, 2000, bearing interest
           at 8%. Investment group has elected to convert to
           common stock                                                  60,000

         Note payable to a finance company, $1,490 monthly,
           due October 2003, bearing interest at 14.82%,
           secured by property and equipment                             38,684

         Note payable to a trust, balloon payment due May 9,
           2001, bearing interest at 6.15%                              250,000

         Note payable to a limited partnership, balloon
           payment due May 9, 2001, bearing interest at
           6.15%                                                        250,000

         Note payable to investor, balloon payment due June
           20, 2001, bearing interest at 8%                              10,000
                                                                       --------

       Total                                                            664,232

       Current portion                                                  635,361
                                                                       --------

       Non-current portion                                             $ 28,871
                                                                       ========

         On November 9, 2000, the Company borrowed a total of $500,000 under two separate promissory notes, each for the principal sum of $250,000. The principal sum of both promissory notes plus interest at a per annum rate equal to 6.15% are due on the earlier of May 9, 2001 or five business days after the Company shall have received equity investments or debt financing in excess of $750,000. In order to induce the parties to enter into the promissory notes, the Company also issued the holders of each of the promissory notes 125,000 shares of common stock of the Company. The discounted value of the 250,000 shares totaled $150,000 and will be recorded as interest expense and amortized over the term of the notes. For the three months ended December 31, 2000 the Company recorded $46,797 in interest expense associated with this financing arrangement. The notes may be pre-paid in whole or in part at any time without penalty, but with interest to the date of payment on the amount prepaid.

NOTE 4  - ACCRUED EXPENSES

General and Administrative Expense:

         On September 27, 2000, the Company and the holder of the Series A preferred stock entered into an amendment to the Stock Purchase Agreement (the "Amendment"). Under the terms of the original Stock Purchase Agreement, the Company agreed to cause a registration statement relating to the common shares into which the Series A preferred stock are convertible, and the common shares issuable upon exercise of certain warrants to become effective by August 1, 2000. Also under the terms of the original Stock Purchase Agreement, the Company would become liable under a penalty provision in the Stock Purchase Agreement if the Company were unable to cause such registration statement to become effective by August 1, 2000. Under the Amendment to the Stock Purchase Agreement, the Company agreed to cause a registration statement relating to the common shares into which the Series A preferred stock are convertible, and the common shares issuable upon exercise of certain warrants to become effective within a reasonable time after October 1, 2000. In addition, the Company agreed to issue 300,000 shares of common stock to the Series A preferred stockholder in exchange for the stockholder's agreement to release the Company from any and all current and future liability that the Company might have under the penalty provision. A liability totaling $227,810 associated with the 300,000 shares was recorded. The stock was issued on January 3, 2001.

         In the quarter ended June 30, 2000, the Company sold 325,000 shares of restricted common stock. In connection with the sale of the 325,000 shares, Heartsoft agreed to file a registration statement. As of February 13, 2001 a registration has not been filed. Starting October 1, 2000, a penalty of 10,000 shares per month was awarded until the 325,000 shares become free-trading. For the three months ending December 31, 2000 the Company recorded a liability of $14,251 in penalties. As of February 13, 2001, these shares have not been issued.

NOTE 5  - EARNINGS PER SHARE

Basic and diluted EPS are computed as follows:

                                              Six month periods ended
                                                   December 31,
                                             2000                 1999
                                    --------------------------------------------
Basic EPS computation:

      Net loss                           $ (1,308,933)         $  (642,539)

      Weighted average
         Shares outstanding                11,505,391           10,562,949
                                    --------------------------------------------
      Basic and diluted
         Net loss per share              $      (0.11)         $     (0.06)
                                    ============================================

NOTE 6  - UNCERTAINTIES

         The Company has experienced recurring operating losses and negative cash flows from operating activities, which increased to $1,308,933 and $791,713, respectively, for the six months ended December 31, 2000. Management implemented a program to increase the marketing and sales staff from previous year's level, however, the expenses associated with staff increases are not expected to have a substantial impact on revenues until later in fiscal year 2001.

         In order to finance these negative cash flows, the Company secured approximately $1,294,000 in funding during the six months ended December 31, 2000 through placement of debt and common stock.

         While product development expenditures have been substantial for INTERNET SAFARI(TM) - a full-featured secure Internet browser for children, its final release did not occur as of December 31, 2000.

         Management released INTERNET SAFARI(TM) on February 7, 2001 and anticipates introducing new products during fiscal 2001. With new products and a strengthened sales staff, management believes revenues from product sales will increase. In order to finance the continuing costs of product development and operating losses, management intends to raise additional capital through equity offerings. However, the Company has no formal commitments for equity placements. The ability of the Company to implement its operating plan and to continue as a going concern depends on its ability to raise equity capital and, ultimately, to achieve profitable operations.

NOTE 7  - SUBSEQUENT EVENT

         To support the Company's policy of growth and to meet working capital needs during the development and release of INTERNET SAFARI(TM), the Company borrowed $75,000 on January 24, 2001 and $175,000 on February 5, 2001 under a convertible promissory note for the principal sum of $250,000. The principal sum of the convertible promissory note plus interest at a per annum rate equal to 6.15% are due on the earlier of August 5, 2001 or five business days after the Company shall have received equity investments or debt financing in excess of $1,500,000. In order to induce the party to enter into the convertible promissory note, the Company issued the holder 125,000 shares of common stock of the Company and agreed to pledge as collateral all intangible property. The holder of the convertible promissory note may at his option convert the unpaid principal amount into shares of Common Stock. The basic conversion rate shall be one share of Common stock for each $.666666 in principal amount of the note surrendered for conversion. The note may be pre-paid in whole or in part at any time without penalty, but with interest to the date of payment on the amount prepaid.

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

         Through the six month period ended December 31, 2000, the Company's product line was comprised of approximately 50 educational software programs that assist young children in pre-kindergarten through the 6th grade to practice and learn basic curriculum subjects. On February 7, 2001, the Company released its new secure Internet browser for children, INTERNET SAFARI(TM) Version 1.0. The release of INTERNET SAFARI(TM) will broaden the Company's product line to include an Internet-based software solution.

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

         For the six-month period ended December 31, 2000, the Company experienced a loss of $1,308,933 and accumulated a total deficit of $6,536,111. This loss and accumulated deficit have been primarily caused by the Company's efforts in positioning itself for the release of INTERNET SAFARI(TM) and are related, for the most part, to marketing and general and administrative expenses.

         To reach profitability, the Company plans, among other things, to do the following:

           o Release its secure Internet browser, INTERNET SAFARI(TM) on February 7, 2001;
           o Expand the marketing of all of the Company's products for the consumer and school markets by utilizing additional marketing resources such as direct mail, on-line purchasing, demonstration versions of key products, magazine advertising and more;
           o Establish strategic joint venture partners both in the United States and internationally.

         The Company plans to strengthen its brand name awareness and position and to utilize its technological infrastructure and software development capabilities to continue refining and upgrading its current and future products. Accordingly, the Company intends to invest heavily in marketing and advertising, new partnerships and strategic alliances, and its technology infrastructure. The Company also anticipates that it will continue to experience losses similar to those reflected in the statement of operations. Significant increases in the Company's advertising and marketing campaigns will contribute to such loss. The Company believes that this program of expansion is necessary to continue building its brand recognition and ability to generate revenues.

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

RESULTS OF OPERATIONS
---------------------

SIX MONTH PERIOD ENDED DECEMBER 31, 2000 VS. SIX MONTH PERIOD ENDED DECEMBER 31, 1999

NET REVENUE

         Revenue for the six months ended December 31, 2000 increased to $208,333 from $152,698 for the six months ended December 31, 1999, an increase of $55,635 or 36%. The increase is primarily the result of hiring a Vice President of Sales and Marketing in late 1999, reorganizing and expanding the education sales division from nine to fifteen employees, and continuing the implementation of a broad-based marketing strategy. The marketing strategy focused on adding quality sales personnel and directing their efforts in promoting educational programs to schools while maintaining existing reseller business. It also included higher attendance at trade shows and increased direct mailings, both of which contributed to the increase in revenues.

COST OF PRODUCTION

         Cost of production includes all costs associated with the acquisition of raw materials, assembly of finished products, warehousing, shipping, and payroll associated with production and shipping of finished products. This expense category also includes labor costs associated with maintaining and implementing enhancements to existing educational programs as well as miscellaneous costs related to the needs of the Production Department. Cost of production for the six months ended December 31, 2000 was $101,920 compared to $57,277 for the six months ended December 31, 1999, an increase of $44,643 or 78%. Cost for the acquisition of raw materials increased approximately $13,135 as a result of increased sales as noted in the Net Revenue discussion above. Payroll cost increased $12,728 primarily from the addition of a technical support employee coupled with annual increases for existing employees. Labor costs associated with maintaining and enhancing existing educational programs increased approximately $9,741. Expenses for office rent increased $8,505 as a result of leasing additional office space in late 1999 and early 2000.

SALES AND MARKETING

         Sales and marketing expenses for the six months ended December 31, 2000 were $435,399 versus $211,401 for the six months ended December 31, 1999, an increase of $223,998 or 106%. As noted previously, in the Net Revenue discussion, a Vice President of Sales and Marketing was hired in late 1999, the education sales division was reorganized and expanded, as the Company's broad-base marketing strategy continues to be implemented. This strategy involves active utilization of temporary personnel to fill selected positions, then upon satisfactory completion of work responsibilities the hiring of these individuals as full-time employees. All of the above factors, coupled with direct mail campaigns targeted at schools, new advertising materials and higher attendance at industry trade-shows lead to increased expenses in sales and marketing. An approximate breakdown by component of the major increases in sales and marketing expense follows: payroll and benefits $144,276; travel and conferences $40,241; and contract labor $18,185.

GENERAL AND ADMINISTRATIVE

         Total general and administrative (G&A) expense for the six months ended December 31, 2000 was $825,543 compared to $413,204 for the same period in 1999, an increase of $412,339. The primary reason for this increase relates to accruing penalties totaling $227,810 and $14,251, respectively. The first amount in connection with amending a Stock Purchase Agreement whereby the Company agreed to issue 300,000 shares of Common Stock in order to eliminate any liability the Company might have under a penalty provision in that Stock Purchase Agreement and the second amount for recording a penalty provision for the three months ending December 31, 2000 relating to another Agreement (see Financial Statement Note 4 - Accrued Expenses).

         Additional factors causing the increase in G&A expense can be attributed to taking the necessary steps to build the Company's infrastructure. These factors include the addition of a Chief Financial Officer, assuming full reporting status to become compliant with SEC regulations, and strengthening strategic customer and investor relationships, all of which are critical to minimizing risks to the Company and execution of its business plan. Further, on a historical basis, executive management focused primarily on the development of educational programs resulting in capitalization of appropriate executive salaries. This focus shifted from development to more of an administrative role resulting in the expensing of appropriate executive salaries and an increase in related G&A payroll costs. An approximate breakdown by component (excluding the late registration filing penalty expense noted above) of other major increases in G&A expense follows: payroll and benefits $77,498; professional costs related to accounting, legal fees, and investment service fees $72,837; and miscellaneous expenses $12,471 which includes cost associated with the Vice President of Sales and Marketing relocation to Heartsoft's Corporate Office in Broken Arrow, Oklahoma.

INTEREST EXPENSE

         Interest expense for the six months ended December 31, 2000 was $84,530 compared to $37,128 for the same period in 1999, an increase of $47,402. The primary reason for this increase relates to recording interest for financing agreements made on November 9, 2000. The Company borrowed a total of $500,000 under two separate promissory notes and issued 250,000 shares of common stock to induce the parties to enter into the promissory notes (see Financial Statement
Note 3 - Notes Payable).

THREE MONTH PERIOD ENDED DECEMBER 31, 2000 VS. THREE MONTH PERIOD ENDED DECEMBER 31, 1999

NET REVENUE

         Revenue for the three months ended December 31, 2000 increased to $110,717 from $80,804 for the three months ended December 31, 1999, an increase of $29,913 or 37%. As noted previously the increase is primarily the result of hiring a Vice President of Sales and Marketing in late 1999, reorganizing and expanding the education sales division and continuing the implementation of a broad-based marketing strategy.

COST OF PRODUCTION

         Cost of production includes all costs associated with the acquisition of raw materials, assembly of finished products, warehousing, shipping, and payroll associated with production and shipping of finished products. This expense category also includes labor costs associated with maintaining and implementing enhancements to existing educational programs as well as miscellaneous costs related to the needs of the Production Department. Cost of production for the three months ended December 31, 2000 was $54,306 compared to $32,260 for the three months ended December 31, 1999, an increase of $22,046 or 68%. Cost for the acquisition of raw materials increased approximately $7,280 as a result of increased sales as noted in the Net Revenue discussion above. Labor costs associated with maintaining and enhancing existing educational programs increased approximately $7,475. Expenses for office rent increased $5,820 as a result of leasing additional office space in late 1999 and early 2000.

SALES AND MARKETING

         Sales and marketing expenses for the three months ended December 31, 2000 were $234,105 versus $153,127 for the three months ended December 31, 1999, an increase of $80,978 or 53%. As noted previously, in the Net Revenue discussion, a Vice President of Sales and Marketing was hired in late 1999, the education sales division was reorganized and expanded, as the Company's broad-base marketing strategy continues to be implemented. An increase in headcount coupled with higher attendance at industry trade-shows lead to increased expenses in sales and marketing. An approximate breakdown by component of the major increases in sales and marketing expense follows: payroll and benefits $70,164; and travel and conferences $17,430.

GENERAL AND ADMINISTRATIVE

         Total general and administrative (G&A) expense for the three months ended December 31, 2000 was $261,791 compared to $269,484 for the same period in 1999, a decrease of $7,693. During this period, payroll and benefits increased approximately $35,068 primarily from the addition of a Chief Financial Officer, and a shifting of executive salaries from a product development to an administrative role. This increase was more than offset by decreases in personal property taxes and professional fees versus previous year expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         To support the Company's policy of growth and to meet working capital needs during the development of INTERNET SAFARI(TM), the Company secured approximately $1,294,000 in funding during the six months ended December 31, 2000 through private placements of debt and common stock. A breakdown of this funding is as follows:

o On August 18, 2000, the Company borrowed $100,000 under a convertible promissory note agreement. On September 27, 2000, the Company amended this agreement to issue 80,000 shares of restricted common stock in lieu of a payment of $40,000. This stock issuance reduced the promissory note to $60,000.

o On November 9, 2000, the Company borrowed $500,000 under two separate promissory notes, each for the principal sum of $250,000. The principal sum of both promissory notes plus interest at a per annum rate equal to 6.15% are due on the earlier of May 9, 2001 or five business days after the Company shall have received equity investments or debt financing in excess of $750,000.

o On December 20, 2000 the Company received a loan from a private investor for $10,000. The loan bears interest at 8% and is due and payable on June 20, 2001.

o During the six months ended December 31, 2000, the Company sold 760,500 shares of restricted common stock. Proceeds of the sale aggregated $684,000 less offering expenses of $17,500. As of December 31, 2000, 280,500 shares remain to be issued.

         In order to maintain current level of operations, the Company will need to secure additional funding sources to meet its operating expenses. Such funding sources may include, but are not limited to, additional private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions and/or licensing agreements with strategic partners. The Company believes that through a combination of outside sources of capital and revenues generated from product sales it can produce sufficient sources of capital to meet its operating needs. However, any substantial delays in receipt of or failure to obtain such capital may prevent the Company from operating as a going concern, given its limited revenues and capital reserves.

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

PART II -- OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

         During the six months ended December 31, 2000, the Company has issued the following securities without registering the securities under the Securities Act of 1933:

------------------------------ -------------------------------------------------
      Class of Persons                             Consideration
------------------------------ -------------------------------------------------
Individuals and Investment      An  aggregate of 760,500 shares of common stock
Partnerships                    was sold for an aggregate cash consideration of
                                $684,000. As of December 31, 2000, 280,500
                                shares remain to be issued.
------------------------------ -------------------------------------------------
Investment Partnerships         A total of 250,000 shares of common stock were
                                issued to induce parties to enter into two
                                separate promissory notes.
------------------------------ -------------------------------------------------
Individuals                     A total of 194,500 shares of common stock were
                                issued for investor relation's, marketing and
                                financial services as well as finder fees
                                associated with financing arrangements.
------------------------------ -------------------------------------------------
Investment Group                A total of 80,000 shares of common stock were
                                issued in exchange for satisfaction of debt.
------------------------------ -------------------------------------------------
Employees                       A total of 11,000 shares of common stock were
                                granted for services.
------------------------------ -------------------------------------------------
Individual                      A total of 8,000 shares of common stock were
                                granted for conversion of convertible preferred
                                stock.
------------------------------ -------------------------------------------------

         The Company has agreed to issue a total of 330,000 shares of common stock associated with penalty provisions resulting from delays in filing a registration statement (see Financial Statement Note 4 - Accrued Expenses). Additionally, as noted in Part II of Heartsoft's Form 10-KSB, filed on September 28, 2000, 325,000 shares of common stock were sold to an investor. As of December 31, 2000, the above noted shares have not been issued.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

    EXHIBIT NO.                             DESCRIPTION
--------------------------------------------------------------------------------

         3.1 Articles of Incorporation of the Company. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 31, 1999, which was filed on January 22, 2000.)

         3.2 By-Laws of the Company. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 31, 1999, which was filed on January 22, 2000.)

         4.1         Specimen of Certificate for Heartsoft, Inc. Common Stock.
                     (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 31, 1999, which was filed on January 22, 2000.)

         10.1        Equipment Lease with Auto & Equipment Leasing by Flex, Inc.
                     dated February 12, 1998. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 31, 1999, which was filed on January 22, 2000.)

         10.2 Software Agreement dated May 16, 1997 between Heartsoft, Inc. and Heartsoft 1997 Limited Partnership. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 31, 1999, which was filed on January 22, 2000.)

         10.3 Acquisition Note dated May 16, 1997 from Heartsoft 1997 Limited Partnership. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 31, 1999, which was filed on January 22, 2000.)

         10.4 Assumption Agreement dated April 30, 1997 by and among Heartsoft 1997 Limited Partnership, Heartsoft, Inc. and Limited Partners. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 31, 1999, which was filed on January 22, 2000.)

         10.5 Joint Venture Agreement dated May 16, 1997 between Heartsoft, Inc. and Heartsoft 1997 Limited Partnership. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 31, 1999, which was filed on January 22, 2000.)

         10.6 Software Agreement dated July 30, 1997 between Heartsoft, Inc. and Heartsoft II 1997 Limited Partnership. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 31, 1999, which was filed on January 22, 2000.)

         10.7 Acquisition Note dated July 30, 1997 from Heartsoft II 1997 Limited Partnership. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 31, 1999, which was filed on January 22, 2000.)

         10.8 Assumption Agreement dated July 30, 1997 by and among Heartsoft II Limited Partnership, Heartsoft, Inc. and Limited Partners. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 31, 1999, which was filed on January 22, 2000.)

         10.9 Joint Venture Agreement dated July 30, 1997 between Heartsoft, Inc. and Heartsoft II 1997 Limited Partnership. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 31, 1999, which was filed on January 22, 2000.)

         10.10 Software Agreement dated October 28, 1997 between Heartsoft, Inc. and Heartsoft III 1997 Limited Partnership. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 31, 1999, which was filed on January 22, 2000.)

         10.11 Acquisition Note dated October 28, 1997 from Heartsoft III 1997 Limited Partnership. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 31, 1999, which was filed on January 22, 2000.)

         10.12 Assumption Agreement dated July 30, 1997 by and among Heartsoft III 1997 Limited Partnership, Heartsoft, Inc. and Limited Partners. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 31, 1999, which was filed on January 22, 2000.)

         10.13 Joint Venture Agreement dated October 28, 1997 between Heartsoft, Inc. and Heartsoft III 1997 Limited Partnership. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 31, 1999, which was filed on January 22, 2000.)

         10.14 Letter Agreement by and between Heartsoft, Inc. and the Weather Channel Enterprises, Inc. dated September 1, 1999. (Incorporated by reference to the Company's Form 10-KSB for the period ended March 31, 2000, which was filed on July 14, 2000.)

         10.15 Co-branding Program Agreement by and between Heartsoft, Inc. and Ask Jeeves, Inc. dated September 16, 1999. (Incorporated by reference to the Company's Form 10-KSB for the period ended March 31, 2000, which was filed on July 14, 2000.)

         10.16 Lease dated November, 1999 for commercial office space in Broken Arrow, Oklahoma. (Incorporated by reference to the Company's Form 10-KSB for the period ended March 31, 2000, which was filed on July 14, 2000.)

         10.17 Lease dated January, 2000 for commercial office space in Broken Arrow, Oklahoma. (Incorporated by reference to the Company's Form 10-KSB for the period ended March 31, 2000, which was filed on July 14, 2000.)

         10.18 Stock Purchase Agreement by and between Heartsoft, Inc. and Hi-Tel Group, Inc. dated March 1, 2000 with Certificate of Designation of the Series A Convertible Preferred Stock attached as Exhibit A and Common Share Purchase Warrant between Heartsoft, Inc. attached as Exhibit B. (Incorporated by reference to the Company's Form 10-KSB for the period ended March 31, 2000, which was filed on July 14, 2000.)

         10.19 Web Service Agreement by and between Heartsoft, Inc. and Gaggle, Inc. dated June 9, 2000. (Incorporated by reference to the Company's Form 10-KSB for the period ended March 31, 2000, which was filed on July 14, 2000.)

         10.20 Amendment to Stock Purchase Agreement by and between Heartsoft, Inc. and Hi-Tel Group, Inc. dated September 27, 2000. (Incorporated by reference to the Company's Form 10-KSB for the transition period ended June 30, 2000 which was filed on September 28, 2000.)

         10.21 Amendment to Heartsoft, Inc. Common Share Purchase Warrant by and between Heartsoft, Inc. and Hi-Tel Group, Inc. dated September 27, 2000 (Incorporated by reference to the Company's Form 10-KSB for the transition period ended June 30, 2000, which was filed on September 28, 2000.)

         10.22 Original Equipment Manufacturing (OEM) Licensing Agreement by and between Heartsoft, Inc. and International Academy of Science dated April 28, 2000. (Incorporated by reference to the Company's Form 10-QSB for the period ended September 30, 2000, which was filed on November 14, 2000.)

         10.23 Co-Branding License Agreement by and between Heartsoft Inc and Merriam-Webster, Incorporated dated August 14, 2000. (Incorporated by reference to the Company's Form 10-QSB for the period ended September 30, 2000, which was filed on November 14, 2000.)

         10.24 Promissory Note dated August 18, 2000 between Heartsoft, Inc. and Hi-Tel Group, Inc. (Incorporated by reference to the Company's Form 10-QSB for the period ended September 30, 2000, which was filed on November 14, 2000.)

         10.25 Equipment Lease with Auto & Equipment Leasing by Flex, Inc. dated July 31, 2000. (Incorporated by reference to the Company's Form 10-QSB for the period ended September 30, 2000, which was filed on November 14, 2000.)

         10.26 Trademark License Agreement by and between Heartsoft, Inc. and Ask Jeeves dated September 8, 2000. (Incorporated by reference to the Company's Form 10-QSB for the period ended September 30, 2000, which was filed on November 14, 2000.)

         10.27 Letter Agreement granting Benjamin Shell, CEO of Heartsoft, Inc., a non-exclusive license to use the Yahooligans logo dated September 19, 2000. (Incorporated by reference to the Company's Form 10-QSB for the period ended September 30, 2000, which was filed on November 14, 2000.)

         10.28 Amendment to Promissory Note between Heartsoft, Inc. and Hi-Tel Group, Inc. dated November 8, 2000. (Incorporated by reference to the Company's Form 10-QSB for the period ended September 30, 2000, which was filed on November 14, 2000.)

         10.29 Promissory Note dated November 9, 2000 between Heartsoft, Inc. and Alan W. Carlton Revocable Living Trust. (Incorporated by reference to the Company's Form 10-QSB for the period ended September 30, 2000, which was filed on November 14, 2000.)

         10.30 Letter Agreement dated November 9, 2000 between Heartsoft, Inc. and Alan W. Carlton Revocable Living Trust. (Incorporated by reference to the Company's Form 10-QSB for the period ended September 30, 2000, which was filed on November 14, 2000.)

         10.31 Promissory Note dated November 9, 2000 between Heartsoft, Inc. and June Limited Partnership. (Incorporated by reference to the Company's Form 10-QSB for the period ended September 30, 2000, which was filed on November 14, 2000.)

         10.32 Letter Agreement dated November 9, 2000 between Heartsoft, Inc. and June Limited Partnership. (Incorporated by reference to the Company's Form 10-QSB for the period ended September 30, 2000, which was filed on November 14, 2000.)

         10.33 Joint Security Agreement dated November 9, 2000 between Heartsoft, Inc., Benjamin Shell, Alan W. Carlton Revocable Living Trust, and June Limited Partnership. (Incorporated by reference to the Company's Form 10-QSB for the period ended September 30, 2000, which was filed on November 14, 2000.)

         10.34 Amended and Restated Engagement Agreement by and between Heartsoft, Inc. and Juanita Seng dated September 7, 1999.

         10.35 Employment Agreement by and between Heartsoft, Inc. and Rodger Graham dated August 28, 2000.

         10.36 Amended and Restated Engagement Agreement by and between Heartsoft, Inc. and Dana Swift dated October 6, 2000.

         10.37 Promissory Note by and between Benjamin P. Shell and Heartsoft, Inc., dated November 13, 2000.

         10.38 Electronic Agreement Summary dated November 14, 2000 granting Heartsoft, Inc. permission to use Binney & Smith's Crayola logo and link to it's web sight.

         10.39 Equipment Lease with Auto & Equipment Leasing by Flex, Inc. dated November 15, 2000.

         10.40 Letter Agreement dated November 20, 2000 granting Heartsoft, Inc., a non-exclusive license to use CBS Sportsline.com (SPLN) logos.

         10.41 Electronic Agreement Summary dated November 27, 2000 granting Heartsoft, Inc. permission to use
                     Timeforkids.com's logo and link to it's web sight.

         10.42 Non-Qualified Stock Option Agreement by and between Heartsoft, Inc. and Rodger Graham dated December 4, 2000.

         10.43 Non-Qualified Stock Option Agreement by and between Heartsoft, Inc. and Juanita Seng dated December 4, 2000.

         10.44 Non-Qualified Stock Option Agreement by and between Heartsoft, Inc. and Dana Swift dated December 4, 2000.

         10.45 Letter Agreement by and between Heartsoft, Inc., and The Glenn A. Chalker Revocable Trust dated January 24, 2001.

         10.46 Security Agreement by and between Heartsoft, Inc. and The Glenn A. Chalker Revocable Trust dated January 24, 2001.

         10.47 Convertible Promissory Note by and between Heartsoft, Inc. and The Glenn A. Chalker Revocable Trust dated January 24, 2001.

         21.1 Subsidiaries of Heartsoft. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 31, 1999, which was filed on January 22, 2000.)

(b)      Reports on Form 8-K:

     No reports on Form 8-K were filed during the three-month period ended December 31, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  HEARTSOFT, INC.
                                    --------------------------------------------
                                                   (Registrant)

Date:    2/14/01                    /s/  Benjamin P. Shell
      ---------------------         --------------------------------------------
                                    Benjamin P. Shell, Chairman of the Board,
                                    President, and Chief Executive Officer
                                    (Principal Executive Officer)

Date:    2/14/01                    /s/ Rodger Graham
      ---------------------         --------------------------------------------
                                    Rodger Graham, Chief Financial Officer
                                    (Principal Financial Officer)