Form 10QSB
period 2001-03-31
HEARTSOFT INC
filed 2001-05-15
CIK 836562

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  MARCH 31, 2001
                                               --------------

         [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ____________ to ____________

               Commission file number  033-23138-D
                                       -----------


                                 HEARTSOFT, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


        DELAWARE                                                 87-0456766
----------------------------                                 -------------------
(State or other jurisdiction                                  (I.R.S. Employer
    of organization)                                         Identification No.)


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

As of March 31, 2001, 14,703,652 shares of Heartsoft, Inc. Common Stock, $0.0005 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

================================================================================

                                                                            PAGE
PART I.  FINANCIAL INFORMATION                                              ----

Item 1:  Balance Sheet as of March 31, 2001                                   3

         Statement of Operations For the Nine Month Periods
         Ended March 31, 2001 and March 31, 2000                              5

         Statement of Operations For the Three Month Periods
         Ended March 31, 2001 and March 31, 2000                              6

         Statement of Cash Flows For the Nine Month Periods
         Ended March 31, 2001 and March 31, 2000                              7

         Notes to Financial Statements                                        8

Item 2:  Management's Discussion and Analysis of Financial
         Condition, and Results of Operations                                13




PART II.  OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds                           20

Item 5:  Other Information                                                   21

Item 6:  Exhibits and Reports on Form 8-K                                    22


Signature Page                                                               29







INTRODUCTORY STATEMENT REGARDING ADOPTION OF FISCAL YEAR:

On August 4, 2000, the Board of Directors of Heartsoft, Inc. changed the Company's fiscal year end from March 31 to June 30 effective for the fiscal year beginning July 1, 2000. Therefore, "Fiscal Year 2001" will be for the period July 1, 2000 to June 30, 2001 and the three months ended September 30, 2000, December 31, 2000 and March 31, 2001 represents the first, second and third quarters of Fiscal Year 2001, respectively.

PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                  BALANCE SHEET
                              As of March 31, 2001
                                   (Unaudited)


ASSETS

Current assets:
   Cash                                                            $     13,135
   Accounts receivable, trade, net
      of allowance of $27,661                                            85,106
   Note receivable - officer                                            250,254
   Inventories, at cost                                                  61,660
   Other                                                                159,334
                                                                   ------------
Total current assets                                                    569,489

Property and equipment, at cost:
   Property and equipment                                               292,082
   Less accumulated depreciation                                       (140,577)
                                                                   ------------
Property and equipment, net                                             151,505

Other assets:
   Developed software, net                                              964,504
   Other                                                                  4,668
                                                                   ------------
Total other assets                                                      969,172
                                                                   ------------
Total assets                                                       $  1,690,166
                                                                   ============

                                  BALANCE SHEET
                              As of March 31, 2001
                                   (Unaudited)







LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $    452,667
   Notes payable                                                        965,059
   Accrued expenses                                                     237,108
                                                                   ------------
Total current liabilities                                             1,654,834

Long term liabilities:
   Notes payable                                                         25,245
                                                                   ------------
Total liabilities                                                     1,680,079

Commitments and contingencies                                              --

Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000
       shares authorized, 817,000 shares issued                           8,170
   Common stock, $0.0005 par value, 30,000,000
       shares authorized, 14,703,652 shares issued                        7,352
   Additional paid-in capital                                         7,494,504
   Accumulated deficit                                               (7,499,939)
                                                                   ------------
Total stockholders' equity                                               10,087
                                                                   ------------
Total liabilities and stockholders' equity                         $  1,690,166
                                                                   ============

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                    Nine Month Periods Ended
                                                           March 31,
                                                 ------------------------------
                                                     2001              2000
                                                 ------------      ------------
Net sales                                        $    366,774      $    177,273

Costs and expenses:
   Cost of production                                 253,183           140,058
   Sales and marketing                                667,783           385,899
   General and administrative                       1,224,416           875,154
   Depreciation and amortization                      125,685           119,551
                                                 ------------      ------------
Total operating expenses                            2,271,067         1,520,662
                                                 ------------      ------------

Operating loss                                     (1,904,293)       (1,343,389)

Other income and expense:
   Interest expense                                   210,381           130,971
   Other, net                                         (11,449)             (733)
                                                 ------------      ------------

                                                      198,932           130,238
                                                 ------------      ------------

Loss before income taxes                           (2,103,225)       (1,473,627)

Income taxes                                             --                --
                                                 ------------      ------------

Net income (loss)                                $ (2,103,225)     $ (1,473,627)
                                                 ------------      ------------

Earnings per share                               $      (0.18)     $      (0.14)
                                                 ------------      ------------

                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                   Three Month Periods Ended
                                                            March 31,
                                                 ------------------------------
                                                     2001              2000
                                                 ------------      ------------

Net sales                                        $    158,441      $     24,576

Costs and expenses:
   Cost of production                                 151,338            82,781
   Sales and marketing                                232,384           174,499
   General and administrative                         350,274           413,263
   Depreciation and amortization                       52,033            60,979
                                                 ------------      ------------
Total operating expenses                              786,029           731,522
                                                 ------------      ------------

Operating loss                                       (627,588)         (706,946)

Other income and expense:
   Interest expense                                   125,851            93,843
   Other, net                                          (7,728)          (18,387)
                                                 ------------      ------------

                                                      118,123            75,456
                                                 ------------      ------------

Loss before income taxes                             (745,711)         (782,402)

Income taxes                                             --                --
                                                 ------------      ------------

Net income (loss)                                $   (745,711)     $   (782,402)
                                                 ------------      ------------

Earnings per share                               $      (0.06)     $      (0.07)
                                                 ------------      ------------

                             STATEMENT OF CASH FLOWS
                       Nine Month Periods Ended March 31,
                                   (Unaudited)


                                                      2001             2000
                                                  ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $ (2,103,225)    $ (1,473,627)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation and amortization                     125,685          119,551
     Common stock issued for services                  781,090          148,221
     Changes in:
         Accounts receivable                           (20,694)          62,080
         Note receivable                                  --              3,101
         Other assets                                 (152,275)          (1,919)
         Inventories                                   (14,640)         (12,456)
         Accounts payable                              169,027           48,055
         Accrued expenses                              (10,657)          51,355
                                                  ------------     ------------
Net cash used in operating activities               (1,225,689)      (1,055,639)



CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs                (325,849)        (166,907)
Advances on note receivable                           (276,254)            --
Collection of note receivable                           26,000             --
Payments for the purchase of property                  (64,338)         (70,530)
                                                  ------------     ------------
Net cash used in investing activities                 (640,441)        (237,437)



CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt                       1,089,008          299,543
Principal payments of debt                            (165,254)        (704,588)
Proceeds from issuance of common stock                 861,691        2,025,566
                                                  ------------     ------------
Net cash provided by financing activities            1,785,445        1,620,521
                                                  ------------     ------------
Net increase (decrease) in cash                        (80,685)         327,445
Cash at beginning of period                             93,820            4,177
                                                  ------------     ------------
Cash at end of period                             $     13,135     $    331,622
                                                  ============     ============

                                 HEARTSOFT, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)


         The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. In the opinion of management, all adjustments required to make a fair presentation of the results of operations of Heartsoft, Inc., a Delaware corporation ("Heartsoft," or the "Company," including its subsidiary), for the nine and three month periods ended March 31, 2001 have been included. The results of operations for the nine month periods ended March 31, 2001 are not necessarily indicative of the results of operations that may be achieved for the remainder of the fiscal year.


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CHANGE IN YEAR END

         On August 4, 2000, the Board of Directors of the Company changed the Company's fiscal year end from March 31 to June 30 effective for the fiscal year beginning July 1, 2000. Therefore, "Fiscal Year 2001" will be for the period July 1, 2000 to June 30, 2001 and the three months ended September 30, 2000, December 31, 2000 and March 31, 2001 represents the first, second and third quarters of Fiscal Year 2001, respectively.


NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         On September 20, 1998, Heartsoft and Intercap Funding LTD ("Intercap") entered into an agreement whereby Intercap agreed to provide consulting advisory services over a three year period, primarily related to capital formation, in exchange for 1.2 million shares of Heartsoft's Convertible Preferred Stock. On March 16, 2001, Heartsoft issued 1.2 million shares of its common stock to satisfy the Company's obligation under the agreement.

         Upon issuance of the common stock, it was determined that the Company had not previously given accounting recognition to the agreement. The Company's financial statements as of March 31, 1999 and 2000, and June 30, 2000, as well as each of the interim financial statements issued, will be restated to report the accounting recognition for the agreement.

         The value of the agreement, based on the September 20, 1998, trading price of the common stock into which the preferred stock was to have been convertible, was $240,000. This value should have been allocated to general and administrative expenses over the term of the agreement. The Company's legal counsel has advised that the preferred stock called for in the agreement could not have been validly issued prior to the time the services were rendered. As a result, the obligation will be reported as an accrued liability as it is accrued over the period October 1998 through March 2001. The Company's previously issued financial statements will be amended to retroactively report the accrual. The accumulated deficit reported in the accompanying balance sheet has been adjusted to reflect the retroactive accrual of this obligation.

         On February 1, 1999 the Company also entered into a Non Circumvention and Consulting Agreement with Intercap Funding LTD. Under the agreement, Intercap was to provide Heartsoft with various services for a period of 180 days and the agreement automatically renewed on the first day of each month thereafter for nine months. Intercap was to receive a finder's fee in cash equal to a certain percentage of all amounts invested in the Company. In addition, the Company was to issue warrants equal to a specified percentage of the number of shares purchased by any introduced parties. In connection with this agreement the Company must issue 178,763 warrants to Intercap. The warrants are exercisable over five years at values ranging from $1.3437 to $3.4375 per warrant. The warrants are a cost of the capital that was raised and their issuance will not affect the Company's financial statements.


NOTE 3 - NOTE RECEIVABLE

         On November 13, 2000, an officer of the Company borrowed $276,254 from the organization. Per the unsecured promissory note the officer will repay the principal amount together with interest at a per annum rate of 6.15% upon maturity. The principal sum of the promissory note plus interest is due on November 13, 2001. The officer may elect to pay all accrued interest on November 13, 2001 and extend the promissory note until November 13, 2002. As of March 31, 2001 the outstanding balance due the Company was $250,254 plus interest of $6,470.


NOTE 4 - NOTES PAYABLE

Notes payable consist of the following at March 31, 2001:

         Note payable to a finance company, $4,575 monthly,
            due June 2001, bearing interest at 14.82%,
            secured by property and equipment                         $  28,322

         Note payable to a finance company, $738 monthly,
            due July 2003, bearing interest at 14.82%,
            secured by property and equipment                            15,713

         Note payable to an investment group, balloon payment
            due December 31, 2000, bearing interest at 8%.
            Investment group has elected to convert to common
            stock. As of March 31, 2001 conversion has not
            taken place                                                  60,000

         Note payable to a finance company, $1,490 monthly,
            due October 2003, bearing interest at 14.82%,
            secured by property and equipment                            36,269

         Note payable to a trust, balloon payment due May 9,
            2001, bearing interest at 6.15%                             250,000

         Note payable to a limited partnership, balloon payment
            due May 9, 2001, bearing interest at 6.15%                  250,000

         Note payable to investor, balloon payment due
            June 20, 2001, bearing interest at 8%                        10,000

         Note payable to a trust, balloon payment due August
            5, 2001, bearing interest at 6.15%                          250,000

         Note payable to an investment group, balloon payment
            due February 28, 2002, bearing interest at 8%.               40,000

         Note payable to investor, balloon payment due
            September 17, 2001, bearing interest at 8%                   50,000
                                                                     ----------
         Total                                                          990,304

         Current portion                                                965,059
                                                                     ----------
         Non-current portion                                         $   25,245
                                                                     ==========


         On November 9, 2000, the Company borrowed a total of $500,000 under two separate promissory notes, each for the principal sum of $250,000. The principal sum of both promissory notes plus interest at a per annum rate equal to 6.15% are due on the earlier of May 9, 2001 or five business days after the Company shall have received equity investments or debt financing in excess of $750,000. In order to induce the parties to enter into the promissory notes, the Company also issued the holders of each of the promissory notes 125,000 shares of common stock of the Company. The discounted value of the 250,000 shares totaled $150,000 and will be recorded as interest expense and amortized over the term of the notes. For the nine months ended March 31, 2001 the Company recorded $129,379 in interest expense associated with this financing arrangement. The notes may be pre-paid in whole or in part at any time without penalty, but with interest to the date of payment on the amount prepaid. If the Company defaults on the promissory notes, the entire unpaid balance of principal and accrued interest, from the date of default, bears interest at 15% per annum. On May 9, 2001 the Company and promissory note holders reached an Agreement to extend the promissory notes for 60 days. In order to induce the parties to extend the promissory notes, the Company agreed to: accrue interest at 15% per annum from and after May 9, 2001, pay each note holder an additional fee of $10,000 which will be added to the principal amount of each promissory note, issue an additional 150,000 shares of common stock to each promissory note holder, and further secure the two promissory notes by giving both holders a subordinate claim against the intangible assets of the Company.

         The Company borrowed $75,000 on January 24, 2001 and $175,000 on February 5, 2001 under a convertible promissory note for the principal sum of $250,000. The principal sum of the convertible promissory note plus interest at a per annum rate equal to 6.15% are due on the earlier of August 5, 2001 or five business days after the Company shall have received equity investments or debt financing in excess of $1,500,000. In order to induce the party to enter into the convertible promissory note, the Company issued the holder 125,000 shares of common stock of the Company and agreed to pledge as collateral all intangible property. The holder of the convertible promissory note may at his option convert the unpaid principal amount into shares of common stock. The basic conversion rate shall be one share of common stock for each $.666666 in principal amount of the note surrendered for conversion. For the three months ended March 31, 2001 the Company recorded $39,758 in interest expense associated with this financing arrangement. The note may be pre-paid in whole or in part at any time without penalty, but with interest to the date of payment on the amount prepaid.


NOTE 5 - ACCRUED EXPENSES

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

         In the quarter ended June 30, 2000, the Company sold 325,000 shares of restricted common stock. In connection with the sale of the 325,000 shares, Heartsoft agreed to file a registration statement. As of May 15, 2001 a registration has not been filed. Starting October 1, 2000, a penalty of 10,000 shares per month was awarded until the 325,000 shares become free-trading. For the nine months ending March 31, 2001 the Company recorded a liability of $61,202 in penalties. As of May 15, 2001, these shares have not been issued.

NOTE 6  - EARNINGS PER SHARE

Basic and diluted EPS are computed as follows:


                                    Nine month periods ended
                                            March 31,
                                    2001                 2000
                                ---------------------------------
Basic EPS computation:

     Net loss                   $ (2,103,225)        $ (1,473,627)

     Weighted average
        Shares outstanding        11,964,180           10,667,555
                                ---------------------------------
     Basic and diluted
        Net loss per share      $      (0.18)        $      (0.14)
                                =================================


NOTE 7  - STOCKHOLDERS' EQUITY

STOCK OPTIONS

         The Heartsoft, Inc. Employee Benefit and Stock Option Plan ("Plan") was effective June 15, 1997, and terminates June 30, 2005. Awards under the Plan may be granted by the Heartsoft Board of Directors in the form of stock issuance, incentive stock options, or nonqualified stock options. The total number of shares of common stock as to which stock issuances or options may be granted under the Plan is 2,000,000. The option price of incentive stock options shall not be less than 100% of the fair market value of the stock on the date of grant. The option price of nonqualified stock options shall not be less than 25% of the fair market value of the stock on the date of grant. The duration of each option granted shall not exceed 10 years.

         During the previous quarter, various officer's Employment Agreements were amended resulting in the officers being granted Non-Qualified Stock Option Agreements. The Company granted the officers a total of 1,200,000 options to purchase shares of Common Stock at a price of $.5312 per share. The options become vested and exercisable at different periods that range from December 31, 2000 through September 30, 2003. As of March 31, 2001 none of the options had been exercised.


NOTE 8  - UNCERTAINTIES

         The Company has experienced recurring operating losses and negative cash flows from operating activities, which increased to $2,103,225 and $1,225,689, respectively, for the nine months ended March 31, 2001.

         In order to finance these negative cash flows, the Company secured approximately $1,891,691 in funding during the nine months ended March 31, 2001 through placement of debt and common stock.

         Management released INTERNET SAFARI(TM) on February 7, 2001 and anticipates introducing new products during fiscal year 2002. With new products and a strengthened sales staff, management believes revenues from product sales will increase. In order to finance the continuing costs of product development and operating losses, management intends to raise additional capital through equity offerings. However, the Company has no formal commitments for equity placements. The ability of the Company to implement its operating plan and to continue as a going concern depends on its ability to raise equity capital and, ultimately, to achieve profitable operations.


NOTE 9  - SUBSEQUENT EVENTS

         To support the Company's policy of growth and to meet working capital needs, the Company borrowed $100,000 on April 17, 2001, $50,000 on May 1, 2001 and $50,000 on May 11, 2001 under three separate promissory notes. The April 17, 2001 promissory note bears interest at 15% for 90 days, the May 1, 2001 promissory note bears interest at 15% for 30 days, and the May 11, 2001 promissory note bears interest at 8% for 30 days. Additionally, the Company sold $30,000 of common stock on April 6, 2001.


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

GENERAL INFORMATION
-------------------

         Heartsoft is a publicly held Delaware Corporation, incorporated on January 15, 1988, and traded in the Over the Counter Bulletin Board (OTCBB) market under the symbol "HTSF." The Company is a provider of proprietary internet and educational computer software products distributed to the education and consumer markets. Its products are sold through an internal sales organization, national and international resellers, United States based catalogers with an annual aggregate circulation in excess of 5,000,000 catalogs and online through four corporate websites, www.heartsoft.com, www.internet-safari.com, www.thinkology.com, and www.isafari.com.

         Through the nine month period ended March 31, 2001, the Company's product line was comprised of approximately 50 educational software programs that assist young children in pre-kindergarten through the 6th grade to practice and learn basic curriculum subjects. On February 7, 2001, the Company released its new secure Internet browser for children, INTERNET SAFARI(TM) Version 1.0. The release of INTERNET SAFARI(TM) has broaden the Company's product line to include an Internet-based software solution.

         Since its release, INTERNET SAFARI(TM) has been well received. Beginning in January, 2001, the Company's education group has distributed thousands of copies of a demo version of INTERNET SAFARI(TM) at major education conferences in Florida and Texas, and the feedback from the many educators who have seen or used the product is highly encouraging. Currently, nearly 50 school districts have expressed interest in or requested proposals for purchasing INTERNET SAFARI(TM) on a district-wide basis, and several thousand additional leads are in the sales pipeline to be worked by Heartsoft's in-house sales team.

         The Company is currently exploring retail distribution opportunities for INTERNET SAFARI(TM) through two software retailers and expects to make an announcement regarding specific plans once details have been finalized. The Company is also in preliminary discussions with several original equipment manufacturers (OEMs) that could eventually lead to INTERNET SAFARI(TM) being shipped with certain hardware configurations directory from the factory. Additionally, the Company has had initial discussions with several Internet Service Providers (ISPs) and hopes to develop an ISP distribution model in the Fall 2001.

         To date, the Company has received several inquiries from international distributors regarding the conversion, or localization, of INTERNET SAFARI(TM) into four foreign languages. These opportunities will be explored in the future.

         The Company believes that its investment in the development of INTERNET SAFARI(TM) represents a key element of its future and that the Company can become a leading player in the children's Internet market.

         To accelerate the development of the potential of INTERNET SAFARI(TM) and the many related opportunities, the Company began pursuing the private placement of $5 million in additional capital. The capital will be raised through a long-term convertible preferred stock in order to minimize short-term dilution to common shareholders while simultaneously providing essential growth capital. The Company has finalized an agreement with Santa Fe Capital to pursue the placement of the first $1 million. Additionally, the Company finalized an Investor and Public Relations Agreement with Strategic Initiatives to consult officers of the Company on strategic investor and public relations matters.

         The additional capital will allow the Company to strengthen its brand name awareness and position and utilize its technological infrastructure and software development capabilities to continue refining and upgrading its current and future products. Accordingly, the Company intends to use the capital to invest heavily in marketing and advertising, new partnerships and strategic alliances, and its technology infrastructure. The Company believes that this program of expansion is necessary to continue building its brand recognition and ability to generate revenues.

         Further, if the investments mentioned above are successful, the Company anticipates that it will see an increase in revenues and a narrowing of losses as percentage of revenues. The Company expects that the combination of increased revenues and decreased expenses as percentage of revenues will lead to profitability.

         For the nine-month period ended March 31, 2001, the Company experienced a loss of $2,103,225 and accumulated a total deficit of $7,499,939. This loss has been primarily caused by the Company's efforts in positioning itself for the release of INTERNET SAFARI(TM) and is related, for the most part, to development, marketing, and general and administrative expenses.

RESULTS OF OPERATIONS
---------------------

NINE MONTH PERIOD ENDED MARCH 31, 2001 VS. NINE MONTH PERIOD ENDED
MARCH 31, 2000

NET REVENUE

         Revenue for the nine months ended March 31, 2001 increased to $366,774 from $177,273 for the nine months ended March 31, 2000, an increase of $189,501 or 107%. The increase resulted from continuation of the Company's marketing strategy to direct sales personnel efforts on promoting educational programs to schools while maintaining existing reseller business. The strategy included higher attendance at trade shows and increased marketing efforts that included direct mail, email and fax campaigns that contributed to the increase in revenues. Additionally, in March 31, 2000 a full year's adjustment, reducing sales by $39,202, was made to sales for product that had been shipped for review, pending final purchase approval by customers.

COST OF PRODUCTION

         Cost of production includes all costs associated with the acquisition of raw materials, assembly of finished products, warehousing, shipping, and payroll associated with production and shipping of finished products. This expense category also includes labor costs associated with maintaining and implementing enhancements to existing educational programs (software maintenance costs) as well as miscellaneous costs related to the needs of the Production Department. Cost of production for the nine months ended March 31, 2001 was $253,183 compared to $140,058 for the nine months ended March 31, 2000, an increase of $113,125 or 81%. Software maintenance costs associated with maintaining and enhancing existing educational programs increased approximately $53,772, primarily as a result of expensing Internet Safari labor costs subsequent to its release. Payroll and benefit costs increased $30,470 primarily from the addition of a technical support employee for part of the year, coupled with annual increases for existing employees as well as an increase in benefits. Expenses for office rent increased $14,092 as a result of leasing additional office space.

SALES AND MARKETING

         Sales and marketing expenses for the nine months ended March 31, 2001 were $667,783 versus $385,899 for the nine months ended March 31, 2000, an increase of $281,884 or 73%. Since the hiring of a Vice President of Sales and Marketing in late 1999, the education sales division has been reorganized and expanded. During fiscal year 2001, the Sales Department increased attendance at industry trade shows that lead to increased expenses. Additionally, the Sales Department utilized temporary personnel to fill selected positions, then upon satisfactory completion of work assignments hired these individuals as full-time employees that lead to an increase in contract labor. An approximate breakdown by component of the major increases in sales and marketing expense follows: payroll and benefits $176,926; travel and conferences $68,676; commissions $31,365 from increased sales: and contract labor $18,185. The above increases were partially offset by a $52,948 decrease in advertising expenses. Overall, advertising expenses for the nine month period ended March 31, 2001 were lower due to a stabilization in marketing material costs. Historically, it had been necessary to ramp-up marketing materials which included purchasing, creating and printing new sales materials and promotional items to meet the increased sales presence.

GENERAL AND ADMINISTRATIVE

         Total general and administrative (G&A) expense for the nine months ended March 31, 2001 was $1,224,416 compared to $875,154 for the same period in 2000, an increase of $349,262. The primary reason for this increase relates to accruing penalties totaling $227,810 and $61,202, respectively. The first amount in connection with amending a Stock Purchase Agreement whereby the Company agreed to issue 300,000 shares of common stock in order to eliminate any liability the Company might have under a penalty provision in that Stock Purchase Agreement and the second amount for recording a penalty provision for another Agreement (see Financial Statement Note 5 - Accrued Expenses).

         Additional factors causing the increase in G&A expense can be attributed to taking the necessary steps to build the Company's infrastructure. These factors include the addition of a Chief Financial Officer, addressing regulatory reporting issues, and strengthening strategic customer and investor relationships, all of which are critical to minimizing risks to the Company and execution of its business plan. An approximate breakdown by component (excluding the late registration filing penalty expense noted above) of other major increases in G&A expense follows: payroll and benefits $92,226; professional costs related to legal fees, and investment service fees $110,458 (see Financial Statement Note 2 - Restatement of Previously Issued Financial Statements); and amortization of debt issuance costs of $35,593. The above G&A expense increases were partially offset with decreases resulting from a March 31, 2000 bonus expense accrual for awards relating to the issuance of stock to employees for $88,154, lower accounting and consulting fees totaling $47,427, and lower costs for seminars and travel totaling $39,268.

INTEREST EXPENSE

         Interest expense for the nine months ended March 31, 2001 was $210,381 compared to $130,971 for the same period in 2000, an increase of $79,410. The primary reason for this increase relates to recording interest for financing agreements made on November 9, 2000 and February 2, 2001, respectively. The Company borrowed a total of $500,000 under two separate promissory notes and issued 250,000 shares of common stock to induce the parties to enter into the promissory notes. Additionally, the Company borrowed $250,000 under a convertible promissory note and issued another 125,000 to induce the party to enter into the convertible promissory note (see Financial Statement Note 4 - Notes Payable).

THREE MONTH PERIOD ENDED MARCH 31, 2001 VS. THREE MONTH PERIOD
ENDED MARCH 31, 2000

NET REVENUE

         Revenue for the three months ended March 31, 2001 increased to $158,441 from $24,576 for the three months ended March 31, 2000, an increase of $133,865. As noted previously, the increase is primarily the result of continuing the implementation of a broad-based marketing strategy. The strategy included higher attendance at trade shows and increased marketing efforts that included direct mail, email and fax campaigns that contributed to the increase in revenues. Additionally, in March 31, 2000 a full year's adjustment, reducing sales by $39,202, was made to sales for product that had been shipped for review, pending final purchase approval by customers.

COST OF PRODUCTION

         Cost of production includes all costs associated with the acquisition of raw materials, assembly of finished products, warehousing, shipping, and payroll associated with production and shipping of finished products. This expense category also includes labor costs associated with maintaining and implementing enhancements to existing educational programs as well as miscellaneous costs related to the needs of the Production Department. Cost of production for the three months ended March 31, 2001 was $151,338 compared to $82,781 for the three months ended March 31, 2000, an increase of $68,557 or 83%. Software maintenance costs associated with maintaining and enhancing existing educational programs increased approximately $44,031, primarily as a result of expensing Internet Safari labor costs subsequent to its release. Payroll and benefit costs increased $14,796 primarily from annual increases for existing employees as well as an increase in benefits. Expenses for office rent increased $5,857 as a result of leasing additional office space.

SALES AND MARKETING

         Sales and marketing expenses for the three months ended March 31, 2001 were $232,384 versus $174,499 for the three months ended March 31, 2000, an increase of $57,885 or 33%. The continuation of the Company's marketing strategy that includes higher attendance at industry trade-shows has resulted in increased expenses in sales and marketing. An approximate breakdown by component of the major increases in sales and marketing expense follows: payroll and benefits $32,649; travel and conferences $28,434; and commissions $13,059 from increased sales for the quarter. The above increases were partially offset by a $27,206 decrease in advertising expenses.

GENERAL AND ADMINISTRATIVE

         Total general and administrative (G&A) expense for the three months ended March 31, 2001 was $350,274 compared to $413,263 for the same period in 2000, a decrease of $62,989. During this period, penalties associated with late registration filings totaled $46,951, amortization of debt issuance costs totaled $35,593, and payroll and benefits increased approximately $18,965. The above G&A expense increases were partially offset with decreases resulting from a March 31, 2000 bonus expense accrual for awards relating to the issuance of stock to employees totaling $93,965 and lower costs for seminars and travel totaling $36,909.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         To support the Company's policy of growth and to meet working capital needs during the development of INTERNET SAFARI(TM), the Company secured approximately $1,891,691 in funding during the nine months ended March 31, 2001 through private placements of debt and common stock. A breakdown of this funding is as follows:

o On August 18, 2000, the Company borrowed $100,000 under a convertible promissory note agreement. On September 27, 2000, the Company amended this agreement to issue 80,000 shares of restricted common stock in lieu of a payment of $40,000. This stock issuance reduced the promissory note to $60,000 that is due on December 31, 2000. The Investment group has agreed to convert this debt into shares of common stock. As of March 31, 2001 the conversion has not taken place.

o On November 9, 2000, the Company borrowed $500,000 under two separate promissory notes, each for the principal sum of $250,000. The principal sum of both promissory notes plus interest at a per annum rate equal to 6.15% are due on the earlier of May 9, 2001 or five business days after the Company shall have received equity investments or debt financing in excess of $750,000. In order to induce the parties to enter into the promissory notes, the Company issued the holders of each of the promissory notes 125,000 shares of common stock of the Company, and Benjamin Shell, the Chairman and CEO of the Company, pledged collateral in the form of 500,000 shares of common stock of the Company owned by him to secure the amounts under the promissory notes. The Notes may be pre-paid in whole or in part at any time without penalty, but with interest to the date of payment on the amount.

o On December 20, 2000, the Company received a note from a private investor for $10,000. The note bears interest at 8% and is due and payable on June 20, 2001.

o On January 18, 2001, the Company borrowed $60,000 under a short-term promissory note from a private investor. The Company repaid the note in full on January 24, 2001.

o On January 24, 2001 and February 5, 2001 the Company borrowed a total of $250,000 under a convertible promissory note for the principal sum of $250,000. The principal sum of the convertible promissory note plus interest at a per annum rate equal to 6.15% are due on the earlier of August 5, 2001 or five business days after the Company shall have received equity investments or debt financing in excess of $1,500,000. In order to induce the party to enter into the convertible promissory note, the Company issued the holder 125,000 shares of common stock of the Company and agreed to pledge as collateral certain intangible assets. The holder of the convertible promissory note may at his option convert the unpaid principal amount into such number of fully paid and non-assessable shares of common stock. The basic conversion rate shall be one (1) share of common stock for each $.666666 in principal amount of the note surrendered for conversion. The Note may be pre-paid in whole or in part at any time without penalty, but with interest to the date of payment on the amount prepaid.

o On February 01, 2001, the Company borrowed $60,000 under a verbal agreement from a private investor. The Company repaid the note in full on February 06, 2001.

o On March 1, 2001, the Company entered into a promissory note with a private investment group for $40,000. The note bears interest at 8% and is due and payable on February 28, 2002.

o On March 17, 2001, the Company borrowed $50,000 under a short-term promissory note from a private investor. The note bears interest at 8% and is due and payable in six months.

o During the nine months ended March 31, 2001, the Company sold 1,050,181 shares of restricted common stock. Proceeds of the sale aggregated $861,691 less offering expenses of $17,500. As of March 31, 2001, all shares have been issued.

         Additionally, to meet working capital needs certain officers of the Company loaned the Company a total of $116,000 for the nine months ended March 31, 2001. A total of $71,000 has been repaid to the officers. These transactions have been reflected in the officer's shareholder payable accounts.

         In order to maintain the current level of operations, the Company will need to secure additional funding sources to meet its operating expenses. Such funding sources may include, but are not limited to, additional private placements of common or convertible equities, placement of debt with banks, private or public investors, or other lending institutions and/or licensing agreements with strategic partners. The Company believes that through a combination of outside sources of capital and revenues generated from product sales it will have sufficient sources of capital to meet its operating needs. However, any substantial delays in receipt of or failure to obtain such capital may prevent the Company from operating as a going concern, given its limited revenues and capital reserves.

SUMMARY OF RISK FACTORS
-----------------------

         To date, the Company has funded its operations primarily through revenues generated by various products and debt and equity financings. The Company will need additional capital before INTERNET SAFARI(TM) begins generating a sufficient cash flow to sustain operations and anticipated growth. Additionally, Heartsoft is subject to other risks and uncertainties. A summary of risk factors is discussed in Part III of Heartsoft's Form 10-KSB for the transition period April 1, 2000 to June 30, 2000, which was filed on September 28, 2000.

PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

         During the nine months ended March 31, 2001, the Company has issued the following securities without registering the securities under the Securities Act of 1933:

========================   =====================================================
    CLASS OF PERSONS                         CONSIDERATION
========================   =====================================================
Individuals and            A total of 1,050,181 shares of common stock were sold
Investment Partnerships    for an aggregate cash consideration of $861,691 less
                           offering expenses of $17,500. As of March 31, 2001
                           all shares have been issued.
------------------------   -----------------------------------------------------
Investment                 A total of 375,000 shares of common stock were issued
Partnerships               to induce parties to enter into three separate
                           promissory notes.
------------------------   -----------------------------------------------------
Individuals                A total of 249,500 shares of common stock were issued
                           for investor relations, marketing and financial
                           services as well as finder fees associated with
                           financing arrangements.
------------------------   -----------------------------------------------------
Investment Group           A total of 404,634 shares of common stock were issued
                           to an investment group. 80,000 shares were issued in
                           exchange for satisfaction of debt, 300,000 shares
                           were issued in association with the revision of the
                           penalty agreement dated September 27, 2000 and 24,634
                           shares of common stock were issued for conversion of
                           preferred stock.
------------------------   -----------------------------------------------------
Employees                  A total of 11,000 shares of common stock were granted
                           for services.
------------------------   -----------------------------------------------------
Individual                 A total of 8,000 shares of common stock were granted
                           for conversion of convertible preferred stock.
------------------------   -----------------------------------------------------
Investment Advisor         A total of 1,200,000 shares of common stock were
                           issued for investment services. (See Financial
                           Statement Note 2-Restatement of Previously Issued
                           Financial Statements)
------------------------   -----------------------------------------------------
Individual                 A total of 325,000 shares of common stock were issued
                           to an investor for prior year cash consideration. See
                           note in Part II, Item 2 of Heartsoft's Form 10-QSB,
                           filed on February 14, 2001.
========================   =====================================================

         The Company has agreed to issue a total of 100,000 shares of common stock associated with penalty provisions resulting from delays in filing a registration statement (see Financial Statement Note 5 - Accrued Expenses). All other shares noted as un-issued in the December 31, 2000 10-QSB, have been issued as of March 31, 2001.

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


ITEM 5.  OTHER INFORMATION.

         As disclosed in Note 2 to the Financial Statements entitled Restatement of Previously Issued Financial Statements there were two recently discovered consulting agreements one of which will have an impact on the Company's financial statements. The Company will amend its historical financial statements to reflect the accrued expenses associated with this agreement. A preliminary review of the agreement indicates the following impact on the balance sheets and statement of operations presented on Form 10-KSB for the periods indicated below:

                                             March 31, 1999   March 31, 2000   June 30, 2000
                                              ------------     ------------     ------------
Balance Sheet:
--------------
   Accrued expenses previously reported       $     92,900     $     54,052     $     76,569
   Correction to accrued expenses                   50,803          147,118          171,197
                                              ------------     ------------     ------------
   Restated accrued expenses                  $    143,703     $    201,170     $    247,766

   Accumulated deficit previously reported    $ (3,230,708)    $ (4,754,841)    $ (5,225,517)
   Correction to accumulated deficit               (50,803)        (147,118)        (171,197)
                                              ------------     ------------     ------------
   Restated accumulated deficit               $ (3,281,511)    $ (4,901,959)    $ (5,396,714)



Statement of Operations:
------------------------
   G&A expense previously reported            $    544,751     $    925,162     $    328,568
   Correction to G&A expense                        50,803           96,315           24,079
                                              ------------     ------------     ------------
   Restated G&A Expense                       $    595,554     $  1,021,477     $    352,647

   Net loss previously reported               $   (527,081)    $ (1,524,133)    $   (470,676)
   Correction to net loss                          (50,803)         (96,315)         (24,079)
                                              ------------     ------------     ------------
   Restated net loss                          $   (577,884)    $ (1,620,448)    $   (494,755)

   Earnings per share previously reported     $      (0.07)    $      (0.14)    $      (0.04)
   Correction to earnings per share                   --              (0.01)            --
                                              ------------     ------------     ------------
   Restated earnings per share                $      (0.07)    $      (0.15)    $      (0.04)

         See Part I - Note 2 to the Financial Statements entitled Restatement of Previously Issued Financial Statements regarding the recently discovered Consulting Agreement between Heartsoft, Inc. and Intercap Funding LTD, dated September 20, 1998 and the Non Circumvention and Consulting Agreement between Heartsoft, Inc. and Intercap Funding LTD, dated February 1, 1999.


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

   10.34 Amended and Restated Engagement Agreement by and between Heartsoft, Inc. and Juanita Seng dated September 7, 1999. (Incorporated by reference to the Company's Form 10-QSB for the period ended December 31, 2000, which was filed on February 14, 2001.)

   10.35 Employment Agreement by and between Heartsoft, Inc. and Rodger Graham dated August 28, 2000. (Incorporated by reference to the Company's Form 10-QSB for the period ended December 31, 2000, which was filed on February 14, 2001.)

   10.36 Amended and Restated Engagement Agreement by and between Heartsoft, Inc. and Dana Swift dated October 6, 2000. (Incorporated by reference to the Company's Form 10-QSB for the period ended December 31, 2000, which was filed on February 14, 2001.)

   10.37 Promissory Note by and between Benjamin P. Shell and Heartsoft, Inc., dated November 13, 2000. (Incorporated by reference to the Company's Form 10-QSB for the period ended December 31, 2000, which was filed on February 14, 2001.)

   10.38 Electronic Agreement Summary dated November 14, 2000 granting Heartsoft, Inc. permission to use Binney & Smith's Crayola logo and link to it's web sight. (Incorporated by reference to the Company's Form 10-QSB for the period ended December 31, 2000, which was filed on February 14, 2001.)

   10.39 Equipment Lease with Auto & Equipment Leasing by Flex, Inc. dated November 15, 2000. (Incorporated by reference to the Company's Form 10-QSB for the period ended December 31, 2000, which was filed on February 14, 2001.)

   10.40 Letter Agreement dated November 20, 2000 granting Heartsoft, Inc., a non-exclusive license to use CBS Sportsline.com (SPLN) logos. (Incorporated by reference to the Company's Form 10-QSB for the period ended December 31, 2000, which was filed on February 14, 2001.)

   10.41 Electronic Agreement Summary dated November 27, 2000 granting Heartsoft, Inc. permission to use Timeforkids.com's logo and link to it's web sight. (Incorporated by reference to the Company's Form 10-QSB for the period ended December 31, 2000, which was filed on February 14, 2001.)

   10.42 Non-Qualified Stock Option Agreement by and between Heartsoft, Inc. and Rodger Graham dated December 4, 2000. (Incorporated by reference to the Company's Form 10-QSB for the period ended December 31, 2000, which was filed on February 14, 2001.)

   10.43 Non-Qualified Stock Option Agreement by and between Heartsoft, Inc. and Juanita Seng dated December 4, 2000. (Incorporated by reference to the Company's Form 10-QSB for the period ended December 31, 2000, which was filed on February 14, 2001.)

   10.44 Non-Qualified Stock Option Agreement by and between Heartsoft, Inc. and Dana Swift dated December 4, 2000. (Incorporated by reference to the Company's Form 10-QSB for the period ended December 31, 2000, which was filed on February 14, 2001.)

   10.45 Letter Agreement by and between Heartsoft, Inc., and The Glenn A. Chalker Revocable Trust dated January 24, 2001. (Incorporated by reference to the Company's Form 10-QSB for the period ended December 31, 2000, which was filed on February 14, 2001.)

   10.46 Security Agreement by and between Heartsoft, Inc. and The Glenn A. Chalker Revocable Trust dated January 24, 2001. (Incorporated by reference to the Company's Form 10-QSB for the period ended December 31, 2000, which was filed on February 14, 2001.)

   10.47 Convertible Promissory Note by and between Heartsoft, Inc. and The Glenn A. Chalker Revocable Trust dated January 24, 2001. (Incorporated by reference to the Company's Form 10-QSB for the period ended December 31, 2000, which was filed on February 14, 2001.)

   10.48 Consulting Agreement by and between Heartsoft, Inc. and Intercap Funding LTD dated September 20, 1998.

   10.49 Non Circumvention and Consulting Agreement by and between Intercap Funding LTD dated February 1, 1999.

   10.50 Promissory Note by and between Heartsoft, Inc. and Greg Dhuevetter dated January 18, 2001.

   10.51 Promissory Note by and between Heartsoft, Inc. and Hi Tel Group, Inc. dated March 1, 2001.

   10.52 Consulting Agreement by and between Heartsoft, Inc. and Wealth Capital Corporation dated March 6, 2001.

   10.53 Promissory Note by and between Heartsoft, Inc. and Greg Dhuevetter dated March 17, 2001.

   10.54 Investor Relations/Public Relations Consultant Contract by and between Heartsoft, Inc. and Charles J. Fabiano of Strategic Initiatives dated April 2, 2001.

   10.55 Promissory Note by and between Heartsoft, Inc. and Dale Hill dated April 17, 2001.

   10.56 Non-Exclusive Consulting Agreement by and between Heartsoft, Inc. and Santa Fe Capital Group dated April 23, 2001.

   10.57 Promissory Note by and between Heartsoft, Inc. and Dale Hill dated May 1, 2001.

   10.58 Extension Agreement and Amendment to Joint Security Agreement by and between June Limited Partnership and Alan W. Carlton Revocable Living Trust and Heartsoft, Inc. and Benjamin P. Shell, Jr. dated May 9, 2001.

   10.59 Promissory Note by and between Heartsoft, Inc. and George Fenimore III dated May 11, 2001.

   21.1 Subsidiaries of Heartsoft. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 31, 1999, which was filed on January 22, 2000.)



             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three-month period ended March 31, 2001.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     HEARTSOFT, INC.
                                             -------------------------------
                                                      (Registrant)



Date:    5/15/01                             /s/  Benjamin P. Shell
      --------------                         -------------------------------
                                             Benjamin P. Shell,
                                             Chairman of the Board,
                                             President, and Chief
                                             Executive Officer
                                             (Principal Executive Officer)




Date:    5/15/01                             /s/ Rodger Graham
      --------------                         -------------------------------
                                             Rodger Graham,
                                             Chief Financial Officer
                                             (Principal Financial Officer)