Form 10QSB/A
period 1998-12-31
HEARTSOFT INC
filed 2001-07-13
CIK 836562

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB/A
                                   AMENDMENT 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR QUARTER ENDING   DECEMBER 31, 1998
                         ---------------------

      COMMISSION FILE NUMBER   33-23138-D
                              ------------

                                 HEARTSOFT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                               87-0456766
              --------                               ----------
      (State of Incorporation)             (IRS Employer Identification No.)

  3101 Hemlock Circle, Broken Arrow, Oklahoma                  74012
  -------------------------------------------                  -----
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   918/362-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days. YES           NO   X
                                      -----        -----

The Company is amending its 10-QSB for the quarter ending December 31, 1998 as a result of recently discovering an agreement for consulting services, dated September 20, 1998, which will have an impact on the Company's financial statements. Additionally, the Company is amending its 10-QSB to include sales of unregistered securities. The Company is also amending its financial statements to reflect adjustments to the quarterly financial information as a result of the audit of the March 31, 1999, financial statements.

Part I. Financial Information - Items 1 and 2 and Part II. Other Information - Items 2 and 6 have been amended.

As of December 31, 1998, there were 7,667,064 shares of Heartsoft, Inc. Common Stock, $0.0005 par value outstanding.

================================================================================

HEARTSOFT, INC. - QUARTERLY REPORT

                                TABLE OF CONTENTS
                                -----------------




                                                                        Page
                                                                        ----
PART I.  Financial Information

Item 1:  Balance Sheet as of December 31, 1998                           3

         Statements of Operations For the Nine Months Ended
         December 31, 1998 and December 31, 1997                         4

         Statements of Operations For the Three Months Ended
         December 31, 1998 and December 31, 1997                         5

         Statement of Cash Flows For the Nine Months Ended
         December 31, 1998                                               6

         Notes to Financial Statements                                   7


Item 2:  Management's Discussion and Analysis of Financial
         Condition, and Results of Operations                            8



PART II. Other Information

Item 2:  Changes in Securities and Use of Proceeds                      10


Item 6:  Exhibits and Reports on Form 8-K                               11


         Signature Page                                                 11

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                  BALANCE SHEET
                                  -------------
                                   (unaudited)

                                                                 Dec. 31, 1998
                                                                 =============
ASSETS
------
Current Assets:
   Cash                                                                 12,575
   Accounts Receivable                                                  18,657
   Inventory                                                            21,181
   Prepaid Expenses and Deposits                                        80,520
                                                                 -------------
Total Current Assets                                                   132,933

Fixed Assets and Developed Software, Net                               497,419
Other                                                                    2,689
                                                                 -------------
Total Other Assets                                                     500,108
                                                                 -------------

Total Assets                                                           633,041
                                                                 =============

LIABILITIES
-----------
Current Liabilities:
   Accounts Payable - Trade                                            250,309
   Notes Payable-current portion                                       438,565
   Accrued Expenses                                                    102,707
                                                                 -------------
Total Current Liabilities                                              791,581

Long Term Liabilities                                                        -
                                                                 -------------
Total Liabilities                                                      791,581

STOCKHOLDERS EQUITY
-------------------
Preferred Stock, $.01 par value, 5,000,000 shares
authorized, 1,218,500 shares issued                                     12,185
Common Stock, $.0005 par value, 30,000,000 shares
authorized, 7,667,064 shares issued                                      3,834
Additional Paid-In Capital                                           3,142,625
Accumulated Deficit                                                 (3,317,184)
                                                                 -------------

Total Stockholders Equity                                             (158,540)
                                                                 -------------

Total Liabilities And Stockholders Equity                              633,041
                                                                 =============

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)



                                             Nine months ended
                                     ----------------------------------
                                     Dec. 31, 1998        Dec. 31, 1997
                                     =============        =============

REVENUE:
--------
   Gross Sales                        $   405,424          $ 1,079,615

    Sales Returns & Discounts             (33,530)             (72,841)
                                      -----------          -----------
   Net Sales                              371,894            1,006,774
   Total Cost of Good                      92,370              164,504
                                      -----------          -----------
   GROSS MARGIN                           279,524              842,270

COSTS AND EXPENSES:
-------------------
   Payroll Expense                        177,402              160,772
   Administrative Expense                 881,191              496,756
                                      -----------          -----------
   Total Operating Expenses             1,058,593              657,528

OTHER INCOME:
-------------
   Gain on sale of interest in
   Software Library                       165,511                    -
                                      -----------          -----------
Loss before income taxes                 (613,558)             184,472

Income taxes                                    -                    -
                                      -----------          -----------
Net income (loss)                     $  (613,558)         $   184,742
                                      ===========          ===========

 EARNINGS (LOSS) PER SHARE            $     (0.09)         $      0.04

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)



                                             Three months ended
                                     ----------------------------------
                                     Dec. 31, 1998        Dec. 31, 1997
                                     =============        =============

REVENUE:
--------
   Gross Sales                        $   118,424          $   293,745

   Sales Returns & Discounts              (10,103)             (32,992)
                                      -----------          -----------
   Net Sales                              108,321              260,753
   Total Cost of Goods Sold                29,556               32,765
                                      -----------          -----------
   GROSS MARGIN                            78,765              227,988

COSTS AND EXPENSES:
-------------------
   Payroll Expense                         52,368               47,371
   Administrative Expense                 276,994              176,932
                                      -----------          -----------
   Total Operating Expenses               329,362              224,303

                                      -----------          -----------
Income (loss) before income taxes        (250,597)               3,685

Income taxes                                    -                    -
                                      -----------          -----------
Net income (loss)                     $  (250,597)         $     3,685
                                      ===========          ===========

EARNINGS (LOSS) PER SHARE             $     (0.03)         $     0.001

                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   (unaudited)


                                                            Nine Months Ended
                                                              Dec. 31, 1998
                                                              -------------

CASH FLOW FROM OPERATING ACTIVITIES
-----------------------------------
Net Loss                                                       $  (613,558)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
   Depreciation/Amortization                                       180,494
   Gain on sale of interest in software library                    165,513
   Changes in:
      Accounts Receivable                                          249,439
      Inventories                                                  (11,574)
      Other Assets                                                 (69,153)
      Accounts Payable                                              71,125
      Note Payable - Current                                       (63,478)
      Accrued expenses                                              79,686
                                                               -----------

Net cash used in operating activities                              (11,506)

CASH FLOW FROM INVESTING ACTIVITIES
-----------------------------------
 (Increase) or decrease in development software costs              (97,441)
 Proceeds from sale of property, plant & equipment                  47,783
                                                               -----------

Net cash used in investing activities                              (49,658)

CASH FLOW FROM FINANCING ACTIVITIES
-----------------------------------
 Repayment of long-term debt                                      (175,429)
 Proceeds from issuance of debt                                          -
 Proceeds from the issuance of common stock                        244,757
                                                               -----------

Net cash provided by financing activities                           69,328
                                                               -----------

Net Increase in Cash                                                 8,164
                                                               ===========

Beginning Cash Balance                                               4,411
Net Increase in Cash                                                 8,164
                                                               -----------

Ending Cash Balance                                            $    12,575
                                                               ===========

ITEM 1.  NOTES TO FINANCIAL STATEMENTS

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


NOTE 4.  RESTATEMENT OF FINANCIAL STATEMENTS

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

Upon issuance of the common stock, it was determined that the Company had not previously given accounting recognition to the agreement. The value of the agreement, based on the September 20, 1998, trading price of the common stock into which the preferred stock was to have been convertible, was $240,000. This value has been allocated to general and administrative expenses over the term of the agreement. The Company's legal counsel has advised that the preferred stock called for in the agreement could not have been validly issued prior to the time the services were rendered. As a result, the obligation will be reported as an accrued liability as it is accrued over the period October 1998 through March 2001. For the nine months ended December 31, 1998, a total of $26,989 for consulting advisory services was recognized as general and administrative expense.

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

RESULTS OF OPERATIONS

Net Sales, derived from the combination of three revenue sources during fiscal 1997 and only two revenue sources during 1998, declined to $371,894 for the nine months ending December 31, 1998, when compared to $1,006,774 for the same period one year ago. The decrease in Net Sales is fully attributed to the elimination of revenue from the company's unprofitable Advanced Technologies Division, which was completely phased out during the fourth quarter of fiscal 1997, and a 67% reduction of the one-time revenues derived from international product licensing.

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

COST OF GOODS SOLD

Cost of Goods sold for the nine months ended December 31, 1998 decreased by 44% as a result of the shutdown of the unprofitable Advanced Technologies Division which generated its revenues through the sale of 3rd party products. Sale of these 3rd party products by the discontinued division greatly increased the company's cost of goods since the products were purchased from publishers and sold to end-users resulting in much smaller margins.

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

Operating expenses increased for the nine months ended December 31, 1998, to $1,058,593 compared to $657,528 for the period ending December 31, 1997. Payroll expenses increased $16,630 or 10%. Administrative expense increased $384,435. A breakdown of the major increases in administrative expense follows: amortization expense increased $100,094 to correctly state accumulated amortization of software development costs; interest expense increased $68,850 to recognize expense associated with issuance of stock; other expenses increased $60,000 for settlement of a lawsuit; miscellaneous expense increased $53,404 as a result of writing down fixed assets; advertising expense increased $42,739, and professional fees increased $26,989 in conjunction with the consulting advisory services disclosed in Note 4 to the financial statements.

NET INCOME (LOSS)

The Company experienced a net loss of $613,558 for the nine months ending December 31, 1998, versus a net profit of $184,742 for the same period one year ago. The decrease is the result of the elimination of revenues from the company's Advanced Technologies division as well as the one-time charges associated with the division's closing.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998 the Company's principle sources of liquidity included cash and accounts receivable totaling $31,232. Additional working capital will be required to expand operations. Management is considering options available in providing such funding sources, including debt or equity financing.

YEAR 2000 ISSUES

The Company has reviewed its internal programs and has determined that there are no significant Year 2000 issues within the Company's systems or services.

Further, all products sold by the company are Year 2000 compliant and will impose no Year 2000 problems for its customers.



PART II -- OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

During the nine months ended December 31, 1998, the Company has issued the following securities without registering the securities under the Securities Act of 1933:

--------------------------------------------------------------------------------
CLASS OF PERSONS                     CONSIDERATION
--------------- ----------------------------------------------------------------
Individuals     A total of 176,500 shares of common stock were issued for cash consideration.
--------------- ----------------------------------------------------------------
Individual      A total of 37,500 shares were issued for cash consideration received in a prior period.
--------------- ----------------------------------------------------------------
Individual      A total of 210,000 shares of common stock were issued to induce an individual to enter into two separate promissory notes.
--------------- ----------------------------------------------------------------
Individuals     A total of 74,427 shares of common stock were issued for
                investor relations, marketing, financial and legal services.
--------------- ----------------------------------------------------------------
Employees       A total of 8,000 shares of common stock were granted for
                services
--------------- ----------------------------------------------------------------
Individuals     A total of 425,200 shares of common stock were granted for conversion of convertible preferred stock.
--------------- ----------------------------------------------------------------
Individual      A total of 330,000 shares of common stock were issued for
                settlement of a disputed employment contract.
--------------- ----------------------------------------------------------------
Individuals     A total of 4,280 shares of common stock were issued to
                individuals in lieu of preferred stock dividends.
--------------- ----------------------------------------------------------------
Leasing         A total of 60,000 shares were issued to a leasing company for
Company         collateral against a lease.
--------------------------------------------------------------------------------

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)     Exhibits:

     EXHIBIT NO.                 DESCRIPTION
--------------------------------------------------------------------------------
        10.1 Consulting Agreement by and between Heartsoft, Inc. and Intercap Funding LTD dated September 20, 1998. (Incorporated by reference to the Company's Form 10-QSB for the period ended March 31, 2001, which was filed on May 15, 2001.)



(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed during the nine-month period ended December 31, 1998.

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HEARTSOFT, INC.
                                   (Registrant)


July 13, 2001                      /s/ Benjamin P. Shell
-----------------------            ----------------------------
                                   Chairman of the Board, President, and CEO


July 13, 2001                      /s/ Rodger Graham
-----------------------            ----------------------------
                                   Chief Financial Officer