Form 10KSB/A
period 1999-03-31
HEARTSOFT INC
filed 2001-07-13
CIK 836562

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                                  FORM 10-KSB/A
                                   AMENDMENT 2


[X]          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
                   For the fiscal year ended    March 31, 1999
                                              ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from               to
                                                  --------------  --------------

                        Commission file number     033-23138-D
                                               -------------------

                                 HEARTSOFT, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

               Delaware                                 87-0456766
-------------------------------------      ------------------------------------
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

               None                                          None
       --------------------                          --------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $.0005
--------------------------------------------------------------------------------
                                (Title of class)


================================================================================

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company is amending its 10-KSB for the fiscal year ending March 31, 1999 as a result of recently discovering two agreements for consulting services, one dated September 20, 1998, which will have an impact on the Company's financial statements and a second dated February 1, 1999, which will not affect the Company's financial statements. Additionally, the Company is amending its 10-KSB to include sales of unregistered securities.

Part II, items 5, 6 and 7 and Part III, item 13 of the 10-KSB have been amended.

The issuer's revenue for the year ended March 31, 1999 was $ 527,915.

The aggregate market value of the voting stock held by non-affiliates at March 31, 1999 was $12,124,104. This amount was computed using the average bid and ask price as of March 31, 1999. For purposes of this computation, all officers, directors and 5% beneficial owners of Registrant are deemed to be affiliates.

As of March 31, 1999, the issuer had outstanding a total of 9,169,214 shares of its $.0005 par value Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes       No   X
                                                               -----    -----

                                 HEARTSOFT, INC.
                                  FORM 10-KSB/A
                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                            PAGE NUMBER

PART II

   5.    Market for Common Equity and Related Stockholder Matters         4

   6.    Management's Discussion and Analysis or Plan of Operation        5

   7.    Financial Statements                                        F-1 to F-14


PART III

   13.        Exhibits and Reports on Form 8-K                            8

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

RECENT SALES OF UNREGISTERED SECURITIES:

During the three months ended March 31, 1999, the Company has issued the following securities without registering the securities under the Securities Act of 1933:

--------------------------------------------------------------------------------
CLASS OF PERSONS                       CONSIDERATION
------------------- ------------------------------------------------------------
Individuals         and Trust A total of 569,000 shares of common stock were
                    issued for cash consideration.
------------------- ------------------------------------------------------------
Individual          A total of 142,743 shares of common stock were
------------------- ------------------------------------------------------------

------------------- ------------------------------------------------------------
                    issued for cash consideration received in a prior
                    period.
------------------- ------------------------------------------------------------
Individuals         A total of 75,000 shares of common stock were issued for
                    investor relation services.
------------------- ------------------------------------------------------------
Individual          A total of 24,000 shares of common stock were issued to an individual for payment of debt.
------------------- ------------------------------------------------------------
Individuals         A total of 252,800 shares of common stock were granted for conversion of convertible preferred stock.
------------------- ------------------------------------------------------------
Individuals         A total of 6,007 shares of common stock were issued to
                    individuals in lieu of preferred stock dividends.
------------------- ------------------------------------------------------------
Individual          A total of 444,600 shares of common stock were issued to an individual for warrants.
--------------------------------------------------------------------------------

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

The Company's top selling products during fiscal 1998, were titles from the Thinkology series and products in The Heartsoft Bestsellers site license series. Each of these products are seeing increased unit sales to the education market as the Company is gaining greater market penetration and expertise in selling to educators.

The Company's most recent product release, Thinkology which teaches critical thinking skills to early learning students was introduced by the Company as a complete solution in mid-1998 and products introduced to the education market often see at least a six month to 1 year ramp-up period before significant revenues gains can be realized. An average software title such as Thinkology will see a 5 year lifespan in the education market:

PRODUCT LIFE SPANS

                    Year 1      Year 2      Year 3      Year 4      Year 5

% of Revenues:        10%         20%         30%         25%         15%

During fiscal 1998, Company conducted numerous maintenance upgrades to its 37 curriculum based titles and introduced Thinkology, a 3 CD-ROM series, which increased sales opportunities across the board.

Over the last few years, as the company focused a substantial portion of its operating budgets to new product development, revenue growth rates from sales of the Company's products have fluctuated substantially.

During the year ended March 31, 1999, total sales decreased 9%, as compared to 1998. Net sales were 6% lower for the year ended March 31, 1999 compared to March 31, 1998, levels mainly due to small fluctuations in advertising campaigns and changes in internal sales staff personnel.

OPERATING EXPENSES

Total G&A expenses decreased 13% as compared to the year ended March 31, 1998. Expenses for consulting advisory services disclosed in Note 10 to the financial statements totaled approximately $51,000 for the year ended March 31, 1999. Total payroll expense increased 3% compared with payroll expense for the year ended March 31, 1998. With the completion of the Company's new critical thinking skills product, Thinkology, the company began to focus a substantial portion of its resources to building an inside sales team. This enhanced focus on sales is reflected in an increase in sales payroll expense which rose 35% in the year ended March 31, 1999, as compared to the year ended March 31, 1998.

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

FINANCIAL CONDITION AND LIQUIDITY

Total assets at March 31, 1999, decreased 22% from the preceding year. The change can be attributed to reduced accounts receivable. The reduction is due primarily to better collection efforts associated with sales to the education market, tighter credit policies, and a stronger emphasis on qualified sales resulting in less product being sent out for review. The Company did not incur any major capital expenditures for the year ended March 31, 1999.

The Company's working capital needs are met primarily by its bank revolving credit facility which is collateralized by accounts receivable and inventory. As of March 31, 1999, the Company also relied on a short-term bank loan, secured by the Company's assets and personal guarantees of the Company's Chairman, which matures in December 1999.

As of March 31, 1999, the Company was in the process of raising additional capital through certain stock transactions in the form of a private placement. During the first two quarters of calendar 1999, the company sold 919,000 shares of common stock, i.e., 569,000 shares for the period ended March 31, 1999 for an aggregate total of $522,100; 100,000 shares in April 1999 for an aggregate value of $95,000 which was received in July 1999; and 250,000 in June 1999 for an aggregate value of $227,250 which was received in September 1999.

ITEM 7. FINANCIAL STATEMENTS.

The Consolidated Financial Statements and supplementary data of the Company are set forth on pages F-1 through F-14 inclusive, found at the end of this report.

PART III

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

     10.11 Software Agreement dated July 30, 1997 between Heartsoft, Inc. and Heartsoft II 1997 Limited Partnership.

     10.12 Acquisition Note dated July 30, 1997 from Heartsoft II 1997 Limited Partnership.

     10.13 Assumption Agreement dated July 30, 1997 by and among Heartsoft II Limited Partnership, Heartsoft, inc. and Limited Partners.

     10.14 Joint Venture Agreement dated July 30, 1997 between Heartsoft, Inc. and Heartsoft II 1997 Limited Partnership.

     10.15 Software Agreement dated October 28, 1997 between Heartsoft, Inc. and Heartsoft III 1997 Limited Partnership, incorporated by reference to the Company's Form DEF 14 C as of October 4, 1997 (SEC File # 033-23138-D).

     10.16 Acquisition Note dated October 28, 1997 from Heartsoft III 1997 Limited Partnership, incorporated by reference to the Company's Form DEF 14 C as of October 4, 1997 (SEC File # 033-23138-D).

     10.17 Assumption Agreement dated July 30, 1997 by and among Heartsoft III 1997 Limited Partnership, Heartsoft, Inc. and Limited Partners.

     10.18 Joint Venture Agreement dated October 28, 1997 between Heartsoft, Inc. and Heartsoft III 1997 Limited Partnership, incorporated by reference to the Company's Form DEF 14 C as of October 4, 1997 (SEC File # 033-23138-D).

     10.19 Lease dated April 16, 1992, as amended, for commercial office space in Broken Arrow, Oklahoma.

     10.20 Consulting Agreement by and between Heartsoft, Inc. and Intercap Funding LTD dated September 20, 1998. (Incorporated by reference to the Company's Form 10-QSB for the period ended March 31, 2001, which was filed on May 15, 2001.)

     10.21 Non Circumvention and Consulting Agreement by and between Intercap Funding LTD dated February 1, 1999. (Incorporated by reference to the Company's Form 10-QSB for the period ended March 31, 2001, which was filed on May 15, 2001.)

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

                                            HEARTSOFT, INC.

                                  (Registrant)

Date:    July 13, 2001             /s/ Benjamin P. Shell
      ------------------        --------------------------------------------
                                  Benjamin P. Shell, Chairman of the Board,
                                  President, and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    July 13, 2001             /s/ Benjamin P. Shell
      ------------------        --------------------------------------------
                                  Benjamin P. Shell, Chairman of the Board,
                                  President, and Chief Executive Officer
                                 (Principal Executive Officer)

Date:    July 13, 2001             /s/ Rodger Graham.
      ------------------        --------------------------------------------
                                  Rodger Graham, Chief Financial Officer
                                  (Principal Financial Officer)

INDEX                                                                      PAGE

Report of Independent Auditors...............................................F-2

Balance Sheets as of March 31, 1999....................................F-3 - F-4

Statements of Operations for the Fiscal Year Ended March 31, 1999 and 1998...F-5

Statements of Changes in Stockholders' Equity for the Years Ended
March 31, 1999 and 1998......................................................F-6

Statements of Cash Flows for the Years Ended
March 31, 1999 and 1998......................................................F-7

Notes to Consolidated Financial Statements............................F-8 - F-14

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


                                 TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma
July 13, 2001

                                 HEARTSOFT, INC.

                                  BALANCE SHEET

                                 March 31, 1999


ASSETS
Current assets:
    Cash                                                        $ 41,589

    Accounts receivable, trade, net of allowances
       of $135,256                                                46,598

    Inventories, at cost                                          20,351

    Other                                                         14,599
                                                                --------

Total current assets                                             123,137

Property and equipment, at cost:
    Property and equipment                                       145,228

    Less accumulated depreciation                                 92,290
                                                                --------

Property and equipment, net                                       52,938


Other assets:
   Developed software, net                                       619,546
   Other                                                           2,689
                                                                --------

Total other assets                                               622,235
                                                                --------

Total assets
                                                                $798,310
                                                                ========

                       See notes to financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable, trade                                          193,740

     Notes payable, current                                           281,376
     Accrued expenses                                                 143,703
                                                                   ----------

Total current liabilities                                             618,819

Notes payable, noncurrent                                             213,146
                                                                   ----------

Total liabilities                                                     831,965

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
     authorized, 378,500 shares issued                                  3,785
  Common stock, $0.0005 par value, 30,000,000 shares
     authorized, 9,169,214 shares issued                                4,585
  Additional paid-in capital                                        3,239,486
  Deficit                                                          (3,281,511)
                                                                   ----------


Total stockholders' equity                                            (33,655)
                                                                   ----------

Total liabilities and stockholders' equity                            798,310
                                                                   ==========

                       See notes to financial statements.

                                 HEARTSOFT, INC.

                            STATEMENTS OF OPERATIONS

                       Years ended March 31, 1999 and 1998


                                                       1999           1998
                                                   -----------     -----------

Net sales                                          $   527,915     $   560,128

Costs and expenses:
    Costs of production                                102,600         126,885
    Sales and marketing                                239,756         233,704
    General and administrative                         595,554         683,673
    Depreciation and amortization                      181,697         167,600
                                                   -----------     -----------

Total operating expenses                             1,119,607       1,211,862
                                                   -----------     -----------

Operating loss                                        (591,692)       (651,734)

Other income and (expense):
    Gain on sale of interest in software library       153,277         485,895
    Interest expense                                  (121,897)       (162,802)
    Other, net                                         (10,608)        (45,785)
                                                   -----------     -----------


                                                        20,772         277,308
                                                   -----------     -----------

Loss before income taxes and unusual item             (570,920)       (374,426)

Income taxes                                              --              --
                                                   -----------     -----------
Loss before unusual item                              (570,920)       (374,426)

Unusual item - costs associated with closing
    Dallas sales office                                 (6,964)        (89,022)
                                                   -----------     -----------

Net loss                                           $  (577,884)    $  (463,448)
                                                   ===========     ===========

Net loss per common share - basic and diluted      $     (0.08)    $     (0.08)
                                                   ===========     ===========

                       See notes to financial statements.

                                 HEARTSOFT, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       Years ended March 31, 1999 and 1998


                                  Preferred Stock            Common Stock          Additional
                              ------------------------ -------------------------    Paid-in        Accumulated
                                 Shares      Amount       Shares       Amount       Capital          Deficit           Total
                              ------------- ---------- -------------- ---------- --------------- ----------------- --------------
Balance, March 31, 1997       1,218,500     $12,185      5,396,390      $2,698     $ 2,517,341      $(2,240,179)      $ 292,045

Common stock issued in lieu
  of preferred dividends              -            -        51,900          26             (26)               -               -
Sale of common stock                  -            -       522,033         261         188,141                -         188,402
Stock issued as consideration         -            -       358,834         180         193,081                -         193,261
Net loss                              -            -             -           -               -         (463,448)       (463,448)
                              ------------- ---------- -------------- ---------- --------------- ----------------- --------------

Balance, March 31, 1998       1,218,500       12,185     6,329,157       3,165       2,898,537       (2,703,627)        210,260

Common stock issued in lieu
  of preferred dividends              -            -        10,287           5              (5)               -               -
Convert preferred stock to
  common                       (840,000)      (8,400)      678,000         339           8,061                -               -
Warrant exercise                                           444,600         222               -                -             222
Sale of common stock                  -            -       925,743         463         239,569                -         240,032
Stock issued as consideration         -            -       757,427         379          69,336                -          69,715
Stock issued for repayment
  of debt                             -            -        24,000          12          23,988                -          24,000
Net loss                              -            -             -           -               -         (577,884)       (577,884)
                              ------------- ---------- -------------- ---------- --------------- ----------------- --------------

Balance, March 31,1999          378,500       $3,785     9,169,214      $4,585     $ 3,239,486      $(3,281,511)      $ (33,655)
                              ============= ========== ============== ========== =============== ================= ==============

                       See notes to financial statements.

                                 HEARTSOFT, INC.

                            STATEMENTS OF CASH FLOWS

                       Years ended March 31, 1999 and 1998

                                                        1999           1998
                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $(577,884)     $(463,448)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
        Depreciation and amortization                  181,697        167,600
        Issuance of stock for goods and services        69,505        193,079
        Gain on sale of software library              (153,277)      (485,895)
        Changes in:
            Accounts receivable                        221,498       (205,506)
            Prepaid expense                             (3,234)        61,468
            Inventories                                (10,744)        (1,773)
            Accounts payable                            14,559         58,267
            Accrued expenses                           120,681        (54,932)
                                                     ---------      ---------

Net cash (used in) operating activities               (137,199)      (731,140)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs                (136,128)      (205,228)
Payments for the purchase of property                     --          (42,148)
                                                     ---------      ---------

Net cash (used in) investing activities               (136,128)      (247,376)

Cash Flows from Financing Activities
Proceeds from sale of software library                 165,512        498,130
Proceeds from issuance of long-term debt               345,000        289,678
Proceeds from issuance of common stock                 264,465        188,584
Net borrowings (repayments) under line of credit      (152,500)         1,378
Principal payments on notes payable                   (311,972)          --
                                                     ---------      ---------

Net cash provided by financing activities              310,505        977,770
                                                     ---------      ---------

Net increase (decrease) in cash                         37,178           (746)
Cash at beginning of year                                4,411          5,157
                                                     ---------      ---------

Cash at end of year                                  $  41,589      $   4,411
                                                     =========      =========

Supplemental disclosures:
    Cash paid during the year for interest           $  46,676      $  50,264
                                                     =========      =========

                       See notes to financial statements.

                                 HEARTSOFT, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             March 31, 1999 and 1998

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

INVENTORIES

Inventories consist primarily of raw materials such as CD-ROM, floppy discs and manuals. They are stated at the lower of cost, determined by using the first-in, first-out method, or market.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 1999:

           Office furniture, fixtures and equipment         $     71,326
           Production and development equipment                   64,671
           Leasehold improvements                                  9,231
                                                            --------------

                                                            $    145,228
                                                            ==============

Depreciation expense was $19,164 for each of the years ended March 31, 1999 and 1998.

NOTE 4 - NOTES PAYABLE

Notes payable consist of the following at March 31, 1999:

    Notes payable to individuals at rates ranging
        from 5% to 20%, due on demand                              $  165,000

    Revolving line of credit due April 1999 with
        with interest due monthly at National Prime
         + 1.00% (8.75% at March 31, 1999)                             97,500

    Revolving line of credit due December 1999
        with interest due monthly at National Prime
        + 1.50% (9.25% at March 31, 1999)                              95,530

    Notepayable to a bank, due $481 monthly including interest at 9.5%, with remaining unpaid principal due October
        1999, secured by a vehicle                                      4,613

    Note payable to a bank, due $1,050 monthly
        including interest at National Prime + 2%
        (9.75% at March 31, 1999), due
        November 1999                                                  18,012

    Notepayable to a finance company, $4,575 monthly including interest at 14.82%, due February 2001, secured by
        property and equipment                                        113,867
                                                                   ------------

    Total                                                             494,522

    Current portion                                                   281,376
                                                                   ------------

    Noncurrent portion                                             $  213,146
                                                                   ============

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

NOTE 9 -- EARNINGS PER SHARE

Basic and diluted EPS for the years ended March 31, 1999 and 1998, were computed as follows:

                                             1999               1998
                                       ----------------   ----------------
Basic EPS computation:

Net loss                                  $(577,884)         $(463,448)
                                       ================   ================

Weighted average shares outstanding        7,310,970          6,017,327
                                       ----------------   ----------------


Basic and diluted net loss per share       $ (0.08)           $ (0.08)
                                       ================   ================

NOTE 10 - RESTATEMENT OF  FINANCIAL STATEMENTS

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

Upon issuance of the common stock, it was determined that the Company had not previously given accounting recognition to the agreement. The value of the agreement, based on the September 20, 1998, trading price of the common stock into which the preferred stock was to have been convertible, was $240,000. This value has been allocated to general and administrative expenses over the term of the agreement. The Company's legal counsel has advised that the preferred stock called for in the agreement could not have been validly issued prior to the time the services were rendered. As a result, the obligation will be reported as an accrued liability as it is accrued over the period October 1998 through March 2001. For the fiscal years ended March 31, 1999 and March 31, 1998, a total of $50,803 and $0, respectively, were recognized as general and administrative expense for these consulting advisory services.


On February 1, 1999 the Company also entered into a Non Circumvention and Consulting Agreement with Intercap Funding LTD. Under the agreement, Intercap was to provide Heartsoft with various services for a period of 180 days and it automatically renewed on the first day of each month thereafter for nine months. Intercap was to receive a finder's fee in cash equal to a certain percentage of all amounts invested in the Company. In addition, the Company was to issue warrants equal to a specified percentage of the number of shares purchased by any introduced parties. In connection with this agreement the Company must issue 178,763 warrants to Intercap. The warrants are exercisable over five years at values ranging from $1.3437 to $3.4375 per warrant. The warrants are a cost of the capital that was raised and their issuance will not affect the Company's financial statements.

On June 1, 2001, the Company and Intercap Funding LTD entered into a new Consulting Agreement. The new agreement cancelled the Non Circumvention and Consulting Agreement, dated February 1, 1999. Pursuant to the new agreement, the Consultant also agreed to surrendered any and all rights that the Consultant had to any warrants to purchase shares of common stock of the Company to which the Consultant was entitled under the Non Circumvention and Consulting Agreement.