Form 10QSB/A
period 1999-06-30
HEARTSOFT INC
filed 2001-07-13
CIK 836562

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                   AMENDMENT 1


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         June 30, 1999
                                        -------------------------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________ to ______________


         Commission file number      033-23138-D
                                ------------------------



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


                                 (918) 362-3600
-------------------------------------------------------------------------------
                           (Issuer's telephone number)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


================================================================================

The Company is amending its 10-QSB for the quarter ending June 30, 1999 as a result of recently discovering two agreements for consulting services, one dated September 20, 1998, which will have an impact on the Company's financial statements and a second dated February 1, 1999, which will not affect the Company's financial statements. Additionally, the Company is amending its 10-QSB to include a "Statement of Cash Flows For the Three Months Ended June 30, 1998" and "sales of unregistered securities". The Company is also amending its financial statements to reflect adjustments to the quarterly financial information as a result of the audit of the March 31, 2000, financial statements.

Part I. Financial Information - Items 1 and 2 and Part II. Other Information - Items 2 and 6 have been amended.


As of June 30, 1999, 9,935,230 shares of Heartsoft, Inc. Common Stock, $0.0005 Par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                       HEARTSOFT, INC. - QUARTERLY REPORT
                                TABLE OF CONTENTS





     PART I.           FINANCIAL INFORMATION                                PAGE

     Item 1:  Balance Sheet as of June 30, 1999                               4

              Statements of Operations - Three Months Ending
              June 30, 1999 and June 30, 1998                                 5

              Statements of Cash Flows - Three Months Ending
              June 30, 1999 and June 30, 1998                                 6

              Note to Financial Statements                                    7


     Item 2:  Management's Discussion and Analysis or Plan
              of Operations                                                   7



     PART II.          OTHER INFORMATION


     Item 2:  Changes in Securities                                          13

     Item 6:  Exhibits and Reports on Form 8-K                               14


              Signature Page                                                 14

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  BALANCE SHEET
                                  -------------
                               AS OF JUNE 30, 1999
                                   (unaudited)
ASSETS
------
CURRENT ASSETS
    Cash                                                              4,177
    Accounts Receivable                                              66,228
    Inventories                                                      33,187
    Prepaid Expenses                                                 12,319
                                                                -----------
Total Current Assets                                                115,911

Plant, Property and Equipment
    Plant, Property and Equipment                                   148,433
    Accumulated Depreciation                                        (97,081)
                                                                -----------
Total Plant, Property and Equipment                                  51,352

OTHER ASSETS
    Developed Software, net                                         627,429
    Other                                                             2,689
                                                                -----------
Total Other Assets                                                  630,118
                                                                -----------
Total Assets                                                        797,381
                                                                ===========
LIABILITIES
-----------
CURRENT LIABILITIES
    Accounts Payable                                                161,112
    Accrued Liabilities (See Note 1)                                149,811
    Current Portion - long-term Debt                                283,806
                                                                -----------
Total Current Liabilities                                           594,729

LONG TERM LIABILITIES
    Loans Payable - Long-term                                       213,146
                                                                -----------
Total Liabilities                                                   807,875

EQUITY
    Preferred Stock                                                   1,140
    Common Stock                                                      4,968
    Additional Paid in Capital                                    3,417,249
    Retained Earnings                                            (3,433,851)
                                                                -----------
        Total Shareholders' Equity                                  (10,494)
                                                                -----------
Total Liabilities and shareholders' Equity                          797,381
                                                                ===========

                            STATEMENTS OF OPERATIONS
                            ------------------------
                               THREE MONTHS ENDED
                                   (unaudited)

                                                   30-Jun-99       30-Jun-98
                                                  -----------     -----------
Net Sales                                             117,800         144,936

Costs and expenses:
    Costs of production                                20,783          33,352
    Sales and Marketing                                54,992          69,632
    General and administrative                        152,258         239,291
    Depreciation and amortization                      29,286         119,667
                                                  -----------     -----------
Total operating expenses                              257,319         461,942
                                                  -----------     -----------
Operating Loss                                       (139,519)       (317,006)

Other income and (expenses)
    Gain on sale of interest in software library            0         116,941
    Interest expense                                  (12,118)        (35,972)
    Other, net                                           (704)        (59,374)
                                                  -----------     -----------
Loss before income taxes                             (152,341)       (295,411)

Income taxes                                                -               -
                                                  -----------     -----------
Net loss                                             (152,341)       (295,411)
                                                  ===========     ===========
Net loss per common share - basic and diluted           (0.02)          (0.04)

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                           THREE MONTHS ENDED JUNE 30
                                   (unaudited)


                                                         1999          1998
                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $   (152,341) $   (295,411)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
Depreciation and amortization                              29,286       119,667
Changes in:
        Accounts receivable                               (19,630)      138,123
        Inventories                                       (12,836)      (12,766)
        Other assets                                        2,280         4,710
        Accounts payable                                  (32,635)        1,692
        Accrued expenses                                    6,108        55,728
                                                     ------------  ------------

Net cash provided by (used in) operating activities      (179,768)       11,743

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs                    (32,378)      (49,525)
Proceeds from the sale of equipment                             -        47,783
Payments for the purchase of equipment                     (3,205)            -
                                                     ------------  ------------

Net cash used in investing activities                     (35,583)       (1,742)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt                             79,500        86,000
Principal payments of debt                                (77,070)     (240,240)
Proceeds from issuance of common stock                    175,509       143,022
                                                     ------------  ------------

Net cash provided by (used in) financing activities       177,939       (11,218)
                                                     ------------  ------------

Net decrease in cash                                      (37,412)       (1,217)
Cash at beginning of period                                41,589         4,411
                                                     ------------  ------------

Cash at end of period                                     $ 4,177       $ 3,194
                                                     ============  ============

ITEM 1. NOTE TO FINANCIAL STATEMENTS

Interim Financial Statements

Management has compiled the interim financial statements for the period ending June 30, 1999 in accordance with the standards set forth in generally accepted accounting principles. In the opinion of management, all adjustments required to make a fair representation of the Company have been included. This compilation has not been audited or reviewed and accordingly management does not express an opinion or any other form of assurance on them.

Note 1 - Restatement of Financial Statements

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

Upon issuance of the common stock, it was determined that the Company had not previously given accounting recognition to the agreement. The value of the agreement, based on the September 20, 1998, trading price of the common stock into which the preferred stock was to have been convertible, was $240,000. This value has been allocated to general and administrative expenses over the term of the agreement. The Company's legal counsel has advised that the preferred stock called for in the agreement could not have been validly issued prior to the time the services were rendered. As a result, the obligation will be reported as an accrued liability as it is accrued over the period October 1998 through March 2001. For the three months ended June 30, 1999 and June 30, 1998, a total of $23,814 and $0, respectively, were recognized as general and administrative expense for these consulting advisory services.

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

NET REVENUES

Net Sales of the Company's educational computer software for the 3 months ending June 30, 1999, were $117,800 compared to $144,936 for the same period one year ago, a decrease of 19%.

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

COST OF GOODS SOLD

The Company includes in cost of goods sold all costs associated with the acquisition of components, assembly of the finished product, warehousing and shipping. The costs associated with production of product for the quarter ending June 30, 1999 was $20,783 compared to $33,352, for the same period a year ago.

OPERATING EXPENSES

General and administrative expenses decreased $87,033 or 36% for the quarter ended June 30, 1999 when compared to the quarter ended June 30, 1998. The decrease in G&A expenses was primarily attributable to writing down fixed assets in 1998. This decrease was partially offset by expenses for consulting advisory services disclosed in Note 1 to the financial statements. Costs associated with Sales and Marketing for already existing product lines declined 21% compared to the quarter ended June 30, 1998, primarily as a result of lower advertising.

NET INCOME

The Company realized a loss in the quarter ending June 30, 1999 of $152,341 compared to a loss of $295,411 for the quarter ending June 30, 1998. The loss for the quarter ending June 30, 1999 was incurred as a result of unexpected trends in the education industry, i.e., research showed greater emphasis in Internet and hardware purchasing and a decrease in software purchases (see previous discussion).

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company's principal sources of liquidity included cash and accounts receivables of $70,405. During the quarter ending June 30, 1999, the company began implementation of Phase II of a structured growth plan. Management believes that although current liquidity will sustain the Company at it's present growth rate, additional funding will be required in order to compete in the Internet industry. Management shall continue to seek additional capital through equity and debt instruments to fund Phase III of the growth plan.

PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

           During the quarter ended June 30, 1999, the Company has issued the following securities without registering the securities under the Securities Act of 1933:

--------------------------------------------------------------------------------
Class of Persons                         Consideration
------------------------ -------------------------------------------------------
Individuals and Trust    A total of 350,000 shares of common stock were issued
                         for cash consideration.
------------------------ -------------------------------------------------------
Individual               A total of 10,000 shares of common stock were issued to
                         induce an individual to enter into a promissory note.
------------------------ -------------------------------------------------------
Individuals              A total of 315,835 shares of common stock were issued
                         for investor relation and printing services.
------------------------ -------------------------------------------------------
Individual               A total of 400,000 shares of common stock were issued
                         for payment of debt.
------------------------ -------------------------------------------------------
Individuals              A total of 211,600 shares of common stock were granted
                         for conversion of convertible preferred stock.
------------------------ -------------------------------------------------------
Individuals              A total of 23,581 shares of common stock were issued to
                         individuals in lieu of preferred stock dividends.
------------------------ -------------------------------------------------------
Employees                A total of 55,000 shares were issued for services.
------------------------ -------------------------------------------------------
Individual               A total of 600,000 shares of common stock were returned
                         in settlement of an employment contract dispute.
--------------------------------------------------------------------------------

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

     10.2 Non Circumvention and Consulting Agreement by and between Intercap Funding LTD dated February 1, 1999. (Incorporated by reference to the Company's Form 10-QSB for the period ended March 31, 2001, which was filed on May 15, 2001.)

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

Date: July 13, 2001                   /s/ Benjamin P. Shell
     ----------------------           -----------------------------------------
                                      Benjamin P. Shell, Chairman of the Board,
                                      President, and Chief Executive Officer
                                      (Principal Executive Officer)


Date: July 13, 2001                   /s/ Rodger Graham
     ----------------------           -----------------------------------------
                                      Rodger Graham, Chief Financial Officer
                                      (Principal Financial Officer)