Form 10QSB/A
period 1999-09-30
HEARTSOFT INC
filed 2001-07-13
CIK 836562

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

           For the quarterly period ended   September 30, 1999
                                          ----------------------

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from               to
                                          -------------    -------------

                     Commission file number      033-23138-D
                                             -------------------


                                 HEARTSOFT, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                         87-0456766
          --------                                         ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


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

The Company is amending its 10-QSB for the quarter ending September 30, 1999 as a result of recently discovering two agreements for consulting services, one dated September 20, 1998, which will have an impact on the Company's financial statements and a second dated February 1, 1999, which will not affect the Company's financial statements. Additionally, the Company is amending its 10-QSB to include a "Statement of Operations For the Six Months Ended September 30, 1999", "Statements of Cash Flows For the Six Months Ended September 30, 1999 and September 30, 1998" and "sales of unregistered securities". The Company is also amending its financial statements to reflect adjustments to the quarterly financial information as a result of the audit of the March 31,2000, financial statements.

Part I. Financial Information - Items 1 and 2 and Part II. Other Information - Items 2 and 6 have been amended.

As of September 30, 1999, 10,977,130 shares of Heartsoft, Inc. Common Stock $0.0005 par value were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                       HEARTSOFT, INC. - QUARTERLY REPORT
                                TABLE OF CONTENTS





PART I.   FINANCIAL INFORMATION                                            PAGE

          Item 1:   Balance Sheet as of September 30, 1999                   4

                    Statements of Operations For the Six Months Ended
                    September 30, 1999 and September 30, 1998                5

                    Statements of Operations For the Three Months Ended
                    September 30, 1999 and September 30, 1998                6

                    Statements of Cash Flows For the Six Months Ended
                    September 30, 1999 and September 30, 1998                7

                    Note to Financial Statements                             8

          Item 2:   Management's Discussion, Analysis of Financial
                    Condition, and Results of Operations                     8


PART II.  OTHER INFORMATION

          Item 2: Changes in Securities                                     16

          Item 6: Exhibits and Reports on Form 8-K                          17

                  Signature Page                                            18

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  BALANCE SHEET
                                  -------------
                            AS OF SEPTEMBER 30, 1999
                                   (UNAUDITED)
ASSETS
Current Assets
    Cash                                                         400,753
    Accounts Receivable                                           53,292
    Inventories                                                   38,774
    Prepaid  Expenses                                             22,840
                                                            --------------
Total Current Assets                                             515,659

Plant, Property and Equipment
    Plant, Property and Equipment                                168,776
    Accumulated Depreciation                                    (101,872)
                                                            --------------
    Total Plant, Property and Equipment                           66,904

Other Assets
    Developed Software, net                                      651,676
    Other                                                          3,089
                                                            --------------
Total Other Assets                                               654,765
                                                            --------------

Total Assets                                                   1,237,328
                                                            ==============

LIABILITIES
Current Liabilities
    Accounts Payable                                             132,995
    Accrued Liabilities  (See Note 1)                            174,154
    Current Portion - long-term Debt                             169,874
                                                            --------------
Total Current Liabilities                                        477,023

Long Term Liabilities
    Loans Payable - Long-term                                    213,146
                                                            --------------
Total Liabilities                                                690,169

Equity
    Preferred Stock                                                  978
    Common Stock                                                   5,489
    Additional Paid in Capital                                 4,196,690
    Accumulated deficit                                       (3,655,998)
                                                            --------------
Total Shareholders' Equity                                       547,159
                                                            --------------
Total Liabilities and shareholders' Equity                     1,237,328
                                                            ==============

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                SIX MONTHS ENDED
                                   (UNAUDITED)

                                                     30-SEP-99       30-SEP-98
                                                   ------------    ------------
Net Sales                                               191,073         263,573

Costs and expenses:
    Costs of production                                  47,743          62,814
    Sales and Marketing                                 113,219         143,876
    General and administrative                          322,396         317,297
    Depreciation and amortization                        58,572         154,272
                                                   ------------    ------------

Total operating expenses                                541,930         678,259
                                                   ------------    ------------

Operating Loss                                         (350,857)       (414,686)

Other income and (expenses)
    Gain on sale of interest in software library              0         165,513
    Interest expense                                    (21,265)        (43,033)
    Other,  net                                          (2,366)        (70,755)
                                                   ------------    ------------
                                                        (23,631)         51,725
                                                   ------------    ------------

Loss before income taxes                               (374,488)       (362,961)

Income taxes                                                  -               -
                                                   ------------    ------------

Net loss                                               (374,488)       (362,961)
                                                   ============    ============

Net loss per common share - basic and diluted             (0.04)          (0.05)

                            STATEMENTS OF OPERATIONS
                            ------------------------
                               THREE MONTHS ENDED
                                   (UNAUDITED)

                                                     30-SEP-99       30-SEP-98
                                                   ------------    ------------
Net Sales                                                73,273         118,637

Costs and expenses:
    Costs of production                                  26,960          29,462
    Sales and Marketing                                  58,227          74,244
    General and administrative                          170,138          78,006
    Depreciation and amortization                        29,286          34,605
                                                   ------------    ------------

Total operating expenses                                284,611         216,317
                                                   ------------    ------------

Operating Loss                                         (211,338)        (97,680)

Other income and (expenses)
    Gain on sale of interest in software library              0          48,571
    Interest expense                                     (9,147)         (7,061)
    Other,  net                                          (1,662)        (11,381)
                                                   ------------    ------------
                                                        (10,809)         30,129
                                                   ------------    ------------

Loss before income taxes                               (222,147)        (67,550)

Income taxes                                                  -               -
                                                   ------------    ------------

Net loss                                               (222,147)        (67,550)
                                                   ============    ============

Net loss per common share - basic and diluted             (0.02)          (0.01)

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                SIX MONTHS ENDED
                                   (UNAUDITED)


                                                     30-SEP-99       30-SEP-98
CASH FLOW FROM OPERATING ACTIVITIES                ------------    ------------
Net Loss                                               (374,488)       (362,961)
Adjustments to reconcile net loss to net cash
provided by (used in ) operating activities
         Depreciation and amortization                   58,572         154,272
         Changes in:
            Accounts receivable                          (6,694)        236,376
            Inventories                                 (18,423)         (8,843)
            Other assets                                 (8,641)        (65,258)
            Accounts payable                            (60,745)         34,826
            Accrued expenses                             30,451          64,983
                                                   ------------    ------------

Net cash provided by (used in) operating activities    (379,968)         53,395

CASH FLOW FROM INVESTING ACTIVITIES
         Capitalized software development costs         (81,120)        (20,356)
         Proceeds from sales of equipment                     -          47,784
         Payments for the purchase of equipment         (23,548)              -
                                                   ------------    ------------

Net cash provided by (used in) investing activities    (104,668)         27,428

CASH FLOW FROM FINANCING ACTIVITIES
         Proceeds from issuance of long-term  debt       96,500               -
         Repayment of debt                             (210,816)       (235,147)
         Proceeds from issuance of common stock         958,116         163,557
                                                   ------------    ------------

Net cash provided by (used in) financing activities     843,800         (71,590)
                                                   ------------    ------------

Net increase in cash                                    359,164           9,233

Beginning cash balance                                   41,589           4,411
Net increases in  cash                                  359,164           9,233
                                                   ------------    ------------

Ending cash balance                                     400,753         13,644
                                                   ============    ============

ITEM 1.  NOTE TO FINANCIAL STATEMENTS.

INTERIM FINANCIAL STATEMENTS

Management has compiled the interim financial statements for the period ending September 30, 1999 in accordance with the standards set forth in generally accepted accounting principles. In the opinion of management, all adjustments required to make a fair representation of the Company have been included. This compilation has not been audited or reviewed and accordingly management does not express an opinion or any other form of assurance on them.

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

Upon issuance of the common stock, it was determined that the Company had not previously given accounting recognition to the agreement. The value of the agreement, based on the September 20, 1998, trading price of the common stock into which the preferred stock was to have been convertible, was $240,000. This value has been allocated to general and administrative expenses over the term of the agreement. The Company's legal counsel has advised that the preferred stock called for in the agreement could not have been validly issued prior to the time the services were rendered. As a result, the obligation will be reported as an accrued liability as it is accrued over the period October 1998 through March 2001. For the six months ended September 30, 1999 and September 30, 1998, a total of $48,157 and $2,646, respectively, were recognized as general and administrative expense for these consulting advisory services.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-KSB contains "forward-looking" statements regarding potential future events and developments affecting the business of Heartsoft, Inc., a Delaware corporation ("Heartsoft," or the "Company," including its subsidiary described in Item 1). Such statements relate to, among other things:

o future operations of Heartsoft, including the impact of any year 2000 issues encountered by Heartsoft;
o   the development of new products and distribution channels and product sales;
o   competition for customers for Heartsoft's products;
o the uncertainty of developing or obtaining rights to new products that will be accepted by the market;
o   the timing of the introduction of new products into the market;
o   the limited market life of Heartsoft's products; and
o   other statements about Heartsoft or the educational software market.

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

MANAGEMENT OF GROWTH

The Company is experiencing a period of transition and product introductions that has and may continue to place a significant strain on its resources. Expansion of the Company's product lines, additional product development and product introductions, or acquisitions of other technologies, will further place a strain on the Company's resources and personnel when added to the day-to-day activities of the Company. In particular, the Company is currently developing a new secure Internet browser for children, INTERNET SAFARI(R), scheduled to be released during the first quarter of the calendar year 2000.

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

DEPENDENCE ON PRINCIPAL PRODUCTS

To date, the Company has derived substantially all of its revenue from the sale of its 40 educational products. Accordingly, the Company's results will depend on continued market acceptance of these existing products and acceptance of its new products, including INTERNET SAFARI(R). Failure to achieve such acceptance could have a material adverse effect on the Company's financial condition and results of operations.

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

OVERVIEW

Heartsoft, Inc. is a publicly held Delaware Corporation, incorporated January 15, 1988, and traded OTC (Symbol: HTSF). Presently, 30,000,000 shares of common stock are authorized, with 10,977,130 shares issued and outstanding. Over the past ninety days, the high and low bids for the Company's stock, as reported by the National Association of Securities Dealers, Inc, was $1.7813 and $1.2188 respectively.

Heartsoft is engaged in the design and publishing of its own proprietary educational software products for distribution to the education market and consumer market. To date, Heartsoft's Core Products Division has designed and published more than 40 educational software titles. One of the Company's best selling proprietary titles is THINKOLOGY(R), a software series that teaches young children the skills of critical thinking and higher order reasoning skills. Released in late 1998, THINKOLOGY(R) has garnered the prestigious Media & Methods Portfolio Award for 1999. THINKOLOGY(R) has also received several favorable reviews in top educational and consumer magazines, including FamilyPC and Multimedia Schools.

Other popular Heartsoft titles include:

o TOMMY THE TIME TURTLE, an animated turtle that teaches children ages 5-7 how to tell time;
o COIN CHANGER, which introduces children ages 5-7 to the denominations of coins; and
o the HEARTSOFT BESTSELLER SITE LICENSE, which consists of 12 of the Company's top selling titles under a license allowing the teacher to copy the software for every computer in the school.

Three of the Company's best selling products, HEARTSOFT BESTSELLER SITE LICENSE (covering 12 software titles) and HEARTSOFT K-8 LIBRARY (containing all 38 titles in the current product line) and its most recent release, THINKOLOGY(R), sell from prices ranging from approximately $400 to $1,400, depending on the configuration. Further, each product license allows multiple use of the software throughout the school. Within the consumer, or home market, the Company's products sell in the price range from approximately $10 to over $100 depending on configuration and educational support materials.

During the first calendar quarter of 1999, the Company began development of INTERNET SAFARI(R), a secure Internet browser for children. This proprietary product has been under in-house development and is expected to be available during the first calendar quarter of 2000. INTERNET SAFARI(R) is designed for children ages 4 through 12 years to help simplify their use of the Internet. INTERNET SAFARI(R) will offer its young users access to the Internet with an exciting cartoon interface built around a safari theme with jungle sounds, music and animation. The new browser will also utilize artificial intelligence combined with advanced image detection and analysis software to protect users from inappropriate Internet content such as adult content, pornography, violence, hate crimes, etc. INTERNET SAFARI(R) will be distributed to both the consumer and educational markets.

NET REVENUES

Net sales of the Company's educational computer software for the six and three months ending September 30, 1999, decreased 28% and 38% respectively. Net sales for the six months ending September 30, 1999 were $191,073 compared to $263,573 for the same period one year ago. Net sales for the three months ending September 30, 1999 were $73,273 versus $118,637 for the same period in 1998. During the three months ended September 30, 1999, the Company substantially discontinued its selling efforts and completely reorganized its sales organization in preparation for the addition of Nita Seng as the company's new Vice President of Sales and Marketing. Ms. Seng was formerly with The Learning Company where she acted as National Director of Education Sales.

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

COST OF PRODUCTION

Cost of production accounts for all costs associated with the acquisition of components, assembly of the finished products, warehousing, shipping and payroll for all personnel associated with the production and shipping of the finished product. Cost of production was 25% and 37% of net sales for the six and three months ended September 30, 1999, respectively. This was a 1% and 12% increase when compared to the six and three month periods ended September 30, 1998.

OPERATING EXPENSES

General and administrative expenses increased 2% and 118%, respectively, for the six and three months ended September 30, 1999 when compared to the same period in 1998. The increase in administrative expenses include $48,157 for the six months ended and $24,343 for the three months ended September 30, 1999, associated with the consulting advisory services disclosed in Note 1 to the financial statements. Costs associated with Sales and Marketing for already existing product lines decreased 21% and 22% over the six and three months ended September 30, 1998. Again this decrease is attributed to the Company substantially discontinuing its selling efforts to completely reorganize its sales organization in preparation for the addition of Nita Seng as the company's new Vice President of Sales and Marketing.

NET INCOME

The Company realized a loss for the six and three months ended September 30, 1999 of $374,488 and $222,147, respectively, compared to a loss of $362,961 and $67,550 for the same periods in 1998. The net loss for the six months ended September 30, 1999 was greater than the previous year as a result of lower software industry sales, coupled with the Company recording a $165,513 gain on the sale of part of its interest in a software library which reduced its loss in 1998. The net loss for the three months ended September 30, 1999 compared to September 30, 1998 was primarily the result of decreased product sales as the Company substantially discontinued its selling efforts and completely reorganized its sales organization. Additionally, in 1999 the Company experienced certain costs associated with the development of its new secure Internet browser for children, INTERNET SAFARI(R).

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company's principal sources of liquidity included cash and accounts receivables of $454,045. During the quarter ending September 30, 1999, the Company was well into Phase II of a structured growth plan. Interim capital was acquired through equity as well as funding by private sources. Management believes that although current liquidity will sustain the Company at its present growth rate, additional funding will be required in order to compete in the Internet industry. Management shall continue to seek additional capital through equity and debt instruments to fund the Company's growth plan.



PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.


           During the quarter ended September 30, 1999, the Company has issued the following securities without registering the securities under the Securities Act of 1933:

------------------- ------------------------------------------------------------
CLASS OF PERSONS                    CONSIDERATION
------------------- ------------------------------------------------------------
Investment          A total of 1,000,000 shares of common stock were issued for
Group               cash consideration.
------------------- ------------------------------------------------------------
Individuals         A total of 3,500 shares of common stock were issued for
                    investor relation and printing services.
------------------- ------------------------------------------------------------

------------------- ------------------------------------------------------------
Individual          A total of 17,600 shares of common stock were granted for
                    conversion of convertible preferred stock.
------------------- ------------------------------------------------------------
Individuals         A total of 3,300 shares of common stock were issued to
                    individuals in lieu of preferred stock dividends.
------------------- ------------------------------------------------------------
Employees           A total of 17,500 shares were issued for services.
------------------- ------------------------------------------------------------

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

     None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               HEARTSOFT, INC.
                               (Registrant)

Date:   July 13, 2001          /s/ Benjamin P. Shell
     -----------------         -------------------------------------------------
                               Benjamin P. Shell, Chairman of the Board,
                               President, and Chief Executive Officer




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:   July 13, 2001          /s/ Benjamin P. Shell
     -----------------         -------------------------------------------------
                               Benjamin P. Shell, Chairman of the Board,
                               President, and Chief Executive Officer
                               (Principal Executive Officer)



Date:   July 13, 2001          /s/ Rodger Graham
     -----------------         -------------------------------------------------
                               Rodger Graham
                               (Principal Financial Officer)