Form 10QSB/A
period 1999-12-31
HEARTSOFT INC
filed 2001-07-13
CIK 836562

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

           For the quarterly period ended   December 31, 1999
                                          -----------------------------

[  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from                 to
                                          ---------------    -----------------

           Commission file number      033-23138-D
                                  -------------------------------------


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

The Company is amending its 10-QSB for the quarter ending December 31, 1999 as a result of recently discovering two agreements for consulting services, one dated September 20, 1998, which will have an impact on the Company's financial statements and a second dated February 1, 1999, which will not affect the Company's financial statements. Additionally, the Company is amending its 10-QSB to include sales of unregistered securities. The Company is also amending its financial statements to reflect adjustments to the quarterly financial information as a result of the audit of the March 31, 2000, financial statements.

Part I. Financial Information - Items 1 and 2 and Part II. Other Information - Items 2 and 6 have been amended.

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1999. 10,869,130

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                       HEARTSOFT, INC. - QUARTERLY REPORT
                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                       PAGE

          Item 1:    Balance Sheet as of December 31, 1999              4

          Statements of Operations For the Three and Nine
           Month Periods December 31, 1999 and
           December 31, 1998                                            5

          Statements of Cash Flows - Nine Months Ending
          December 31, 1999 and December 31, 1998                       6

          Item 2: Notes to Financial Statements                         7

          Item 3: Management's Discussion, Analysis of Financial
          Condition, and Results of Operations                          8


PART II.  OTHER INFORMATION

          Item 2. Changes in Securities.                               15

          Item 6. Exhibits and Reports on Form 8-K.                    16

          Signature Page                                               17

PART I-- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
                                  BALANCE SHEET
                             As of December 31, 1999
                                   (unaudited)
ASSETS
CURRENT ASSETS
    Cash                                                                105,661
    Accounts Receivable                                                  32,916
    Inventories                                                          38,789
    Prepaid Expenses                                                     24,058
                                                                     ----------
Total Current Assets                                                    201,424

Plant, Property and Equipment
    Plant, Property and Equipment                                       205,114
    Accumulated Depreciation                                           (106,663)
                                                                     ----------
Total Plant, Property and Equipment                                      98,451

OTHER ASSETS
    Developed Software, net                                             685,132
    Other                                                                 4,239
                                                                     ----------
Total Other Assets                                                      689,371
                                                                     ----------
Total Assets                                                            989,246
                                                                     ==========

LIABILITIES
CURRENT LIABILITIES
    Accounts Payable                                                    175,077
    Accrued Liabilities                                                 198,498
    Current Portion - long-term Debt                                    139,945
                                                                     ----------
Total Current Liabilities                                               513,520

LONG TERM LIABILITIES
    Loans Payable - Long-term                                           213,146
                                                                     ----------
Total Liabilities                                                       726,666
                                                                     ----------

EQUITY
    Preferred Stock                                                         758
    Common Stock                                                          5,435
    Additional Paid in Capital                                        4,381,463
    Accumulated Deficit                                              (4,125,076)
                                                                     ----------
Total Equity                                                            262,580
                                                                     ----------

Total Liabilities and Shareholders' Equity                              989,246
                                                                     ==========

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three Month Period Ended        Nine Month Period Ended
                                                          December 31                     December 31
                                                     1999            1998            1999            1998
                                                  ----------      ----------      ----------      ----------
Net Sales                                             80,804         108,321         271,877         371,894

Costs and Expenses:
    Cost of Production                                32,260          29,556          80,003          92,370
    Sales and Marketing                              153,126          59,833         266,345         203,709
    General and Administrative                       293,828         208,658         616,224         525,955
    Depreciation & Amortization                       29,286          26,222          87,858         180,494
                                                  ----------      ----------      ----------      ----------

Total Operating Expenses                             508,500         324,269       1,050,430       1,002,528
                                                  ----------      ----------      ----------      ----------

Operating Loss                                      (427,696)       (215,948)       (778,553)       (630,634)

Other Income and (Expense):
    Gain on sale of interest in
       Software Library                                 --              --              --           165,513
    Interest expense                                 (27,981)        (59,135)        (49,246)       (102,168)
    Other, net                                       (15,991)         24,486         (18,357)        (46,269)
                                                  ----------      ----------      ----------      ----------

                                                     (43,972)        (34,649)        (67,603)         17,076
                                                  ----------      ----------      ----------      ----------

Loss before income taxes                            (471,668)       (250,597)       (846,156)       (613,558)

Income taxes                                            --              --              --              --
                                                  ----------      ----------      ----------      ----------

Net Loss                                            (471,668)       (250,597)       (846,156)       (613,558)
                                                  ==========      ==========      ==========      ==========

Net loss per common share - basic and diluted          (0.04)          (0.03)          (0.08)          (0.09)

                            STATEMENTS OF CASH FLOWS
                      Nine Month Periods Ended December 31
                                   (unaudited)

                                                             1999              1998
                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $  (846,156)     $  (613,558)
Adjustments to reconcile net loss to net cash used in
    operating activities:
        Depreciation and amortization                          87,858          180,494
         Gain on sale of interest in software library            --            165,513
        Changes in current assets:
            Accounts receivable                                 4,903          249,439
            Inventories                                        17,025          (11,574)
            Other assets                                      (14,968)         (69,153)
             Accounts payable                                 (50,263)          71,125
            Notes payable - current                          (108,230)         (63,478)
            Accrued expenses                                   61,095           79,686
                                                          -----------      -----------

Total cash used in operating activities                      (848,736)         (11,506)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs                       (155,503)         (97,441)
Proceeds from the sale of property                               --             47,783
Payments for the purchase of property                         (70,640)            --
                                                          -----------      -----------

Total cash used in investing activities                      (226,143)         (49,658)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt                                     --           (175,429)
Proceeds from issuance of stock                             1,138,951          244,757
                                                          -----------      -----------

Total cash provided by financing activities                 1,138,951           69,328
                                                          -----------      -----------

Net increase in cash                                           64,072            8,164
Cash at beginning of period                                    41,589            4,411
                                                          -----------      -----------

Cash at end of period                                     $   105,661      $    12,575
                                                          ===========      ===========

ITEM 2. NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING POLICY
--------------------------

INTERIM FINANCIAL STATEMENTS

Management has compiled the interim financial statements for the period ending December 31, 1999 in accordance with the standards set forth in generally accepted accounting principles. In the opinion of management, all adjustments required to make a fair representation of the Company have been included. This compilation has not been audited or reviewed and accordingly management does not express an opinion or any other form of assurance on them.

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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS
--------------------------------------------

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

Upon issuance of the common stock, it was determined that the Company had not previously given accounting recognition to the agreement. The value of the agreement, based on the September 20, 1998, trading price of the common stock into which the preferred stock was to have been convertible, was $240,000. This value has been allocated to general and administrative expenses over the term of the agreement. The Company's legal counsel has advised that the preferred stock called for in the agreement could not have been validly issued prior to the time the services were rendered. As a result, the obligation will be reported as an accrued liability as it is accrued over the period October 1998 through March 2001. For the nine months ended December 31, 1999 and December 31, 1998, a total of $72,500 and $26,989, respectively, were recognized as general and administrative expense for these consulting advisory services.

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

ITEM 3. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                                 HEARTSOFT, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1999

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

OVERVIEW

Heartsoft, Inc. is a publicly held Delaware Corporation, incorporated January 15, 1988, and traded OTC (Symbol: HTSF). Presently, 30,000,000 shares of common stock are authorized, with 10,869,137 shares issued and outstanding. During the period from October, 1999 to December, 1999, the high and low bids for the Company's stock, as reported by the National Association of Securities Dealers, Inc, were $4.84374 and $1.25 respectively.

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

NET REVENUES
------------
Net Sales of the Company's educational software for the three months ended December 31, 1999 were $80,804 compared to $108,321 for the same period ending December 31, 1998 a decrease of 25%. Net sales for the nine months ending December 31, 1999 were $271,877 compared to $371,894 for the same period one year ago, a year to date decrease of 27%. The decrease can be attributed to various reasons, including preparation for Y2K. (See Industry Trends) It is anticipated that software sales will begin an upward trend during the first half of calendar 2000.


INDUSTRY TRENDS
---------------
The educational technology industry is composed of hardware, which includes infrastructure; and software sales to schools. Sales in these categories tend to run counter to one another and in any given year will be proportionally much higher in one category than the other. The software industry as a whole finished calendar 1999 with sales significantly down from the previous year. Technology budgets for schools continued to be focused on hardware and infrastructure, with software purchases postponed while school districts worked to bring the Internet to all classrooms and examined Y2K issues at the administrative level. Additionally, Federal Title I funds traditionally allocated for software expenditures were not released until late in the 4th calendar quarter. These funds are traditionally available for expenditures in September.

COST OF PRODDUCTION
-------------------
Cost of production account for all costs associated with the acquisition of components, assembly of the finished products, warehousing, shipping and payroll for all personnel associated with the production and shipping of the finished product. Cost of production for the quarter ending December 31, 1999 was $32,260 compared to $29,556 for the same period one year ago.

OPERATING EXPENSES
------------------
General and administrative (G&A) expenses increased a total of 41% for the quarter ended December 31, 1999 ($293,828) when compared to the quarter ended December 31, 1998 ($208,658). G&A expenses rose primarily as a result of the Company recognizing expenses related to legal and accounting costs for compliance to new SEC guidelines. G&A expenses for the nine months ended December 31, 1999 rose 17% or $90,269 when compared to December 31, 1998. This increase is the result of costs associated with additional office space as well as cost for consulting advisory services noted in Note 2 to the financial statements.

Sales and Marketing expenses increased 156% for the quarter ended December 31, 1999 ($153,126) versus the quarter ended December 31, 1998 ($59,833) and rose 31% for the comparable nine month period. This increase can be credited to the growth of the Sales and Marketing division of the Company and to the final development stages of Internet Safari. In October 1999 the Company began an extensive expansion of the sales and marketing team as part of the strategic business plan. This expansion involved the addition of Ms. Nita Seng as VP of Sales and Marketing along with an Inside Sales Manager and 4 inside Sales Representatives; as well as the addition of two employees to the development staff.

The company forecasts higher than average expenses through the Fiscal year ending March 31, 2000 as additional sales staff will be added and expenses related to introducing Internet Safari are scheduled.

NET INCOME
----------
For the nine months ending December 31, 1999 the Company reports a loss of $846,156 compared to $613,558 for the same period one year ago. Unforeseen trends in software buying for the school market (see Industry Trends) and implementation of the planned growth of the company attribute to the loss. Management anticipates that the decline in software sales during the nine months ended in December will not continue as industry forecasters predict that the impact of Y2K will not carry into Fiscal Year 2001. The Company's 5-year growth plan calls for additional sales staff and marketing personnel to be added during Fiscal years 2000 and 2001. The Company hopes that the implementation of this growth strategy will position the Company as a leader in the educational software market.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
As of December 31, 1999, the Company's principal sources of liquidity included cash and accounts receivables of $138,577. As the Company continues to expand their sales and marketing capabilities they foresee the need for additional funding during the calendar year 2000. The Company anticipates this additional funding to be made available through debt and equity instruments.

PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

           During the quarter ended December 31, 1999, the Company has issued the following securities without registering the securities under the Securities Act of 1933:

--------------------------------- ----------------------------------------------
         CLASS OF PERSONS                    CONSIDERATION
--------------------------------- ----------------------------------------------
Individual                        A total of 100,000 shares were issued for
                                  repayment of debt.
--------------------------------- ----------------------------------------------
Individuals                       A total of 10,000 shares were issued for
                                  investor relation services.
--------------------------------- ----------------------------------------------
Individual                        A total of 300,000 shares of common stock that
                                  were issued in error were returned.
--------------------------------- ----------------------------------------------
Individuals                       A total of 32,000 shares of common stock were
                                  granted for conversion of convertible
                                  preferred stock.
--------------------------------- ----------------------------------------------
Employees                         A total of 50,000 shares were issued for
                                  services.
--------------------------------- ----------------------------------------------

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


                                               HEARTSOFT, INC.
                                         ---------------------------
                                                (Registrant)


Date:    July 13, 2001                   /s/ Benjamin P. Shell
                                         --------------------------------------
                                         Benjamin P. Shell, Chairman & Chief
                                         Executive Officer



Date:    July 13, 2001                   /s/ Rodger Graham
                                         --------------------------------------
                                         Rodger Graham, Chief Financial Officer