Form 10KSB/A
period 2000-03-31
HEARTSOFT INC
filed 2001-07-13
CIK 836562

================================================================================
                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                   AMENDMENT 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company is amending its 10-KSB for the fiscal year ending March 31, 2000 as a result of recently discovering two agreements for consulting services, one dated September 20, 1998, which will have an impact on the Company's financial statements and a second dated February 1, 1999, which will not affect the Company's financial statements. Additionally, the Company is amending its 10-KSB for sales of unregistered securities.

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

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]  No  [X]

                                 HEARTSOFT, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                  PAGE
                                                                        NUMBER


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters          4

Item 6.  Management's Discussion and Analysis or Plan of Operation         5

Item 7.  Financial Statements                                              8


PART III


Item 13.  Exhibits and Reports on Form 8-K                                 8

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

Recent Sales of Unregistered Securities:

During the three months ended March 31, 2000, the Company has issued the following securities without registering the securities under the Securities Act of 1933:

Class of Persons             Consideration
--------------------------------------------------------------------------------
Individual             A total of 150,000 common shares were issued for cash
                       consideration.
---------------------- ---------------------------------------------------------
Individual             A total of 20,000 common shares were issued as
                       consideration for entering into a promissory note.
---------------------- ---------------------------------------------------------
Individuals            A total of 6,207 shares of common stock were issued in
                       lieu of dividends on convertible preferred stock.
---------------------- ---------------------------------------------------------
Employees              A total of 10,000 common shares were issued for services.
---------------------- ---------------------------------------------------------
Investment Group       Sold 775,000 hares of preferred stock, Series A, in a
                       private placement for $775,000 (see Note 6 to financial
                       statements).
---------------------- ---------------------------------------------------------
Investment Group       Series A preferred stock purchasers received warrants to
                       purchase 200,000 shares of common stock (see Note 6 to
                       financial statements).
--------------------------------------------------------------------------------

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

         For the year ending March 31, 2000, the Company experienced a loss of $1,620,448 and accumulated a total deficit of $4,901,959. These net losses and accumulated deficit have been primarily caused by the Company's efforts in positioning itself for the release of INTERNET SAFARI(TM) and are related, for the most part, to marketing and general and administrative expenses. The Company does not anticipate reaching profitability for at least 15 months.

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

General and Administrative

         Total general and administrative expenses for the year ended March 31, 2000 increased to $1,021,477 as compared to $602,518 for the same period in 1999, an increase of 70%. This increase in G&A expenses is again directly attributable to the initial execution of a new business plan as described elsewhere in this Form 10-KSB.

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

         Expenses for consulting advisory services disclosed in Note 10 to the financial statements totaled $96,315 for the year ended March 31, 2000 compared to $50,803 for the year ended March 31, 1999.

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

Operating Expense

         Total general and administrative expenses decreased 13% for the year ended March 31, 1999 when compared to the year ended March 31, 1998. Total payroll expenses increased 3% when compared to payroll expenses for the year ended March 31, 1998. With the completion of the Company's new critical thinking skills product, THINKOLOGY(TM), the Company began to focus a substantial portion of its resources to building an inside sales team. This enhanced focus on sales is reflected in an increase in sales payroll expense, which rose 35% in the year ended March 31, 1999 as compared to the year ended March 31, 1998. During the year ending March 31, 1999, the Company decreased administrative payroll expenses by 16% when compared to the earlier year's figures. This decrease was attributable to increased efficiencies within the organization's administrative office and the implementation of job cross-training, which allowed redundant administrative positions to be eliminated.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's principal sources of liquidity include cash and accounts receivable of $365,449. Total assets for the Company increased 53% to $1,221,635 for fiscal year ended March 31, 2000 compared to $798,310 for the fiscal year ended March 31, 1999.

         The Company reduced total liabilities by 39% to $503,850 for the fiscal year ended March 31, 2000 compared to $831,965 for the fiscal year ended March 31, 1999. During the year ended March 31, 2000, the Company received an aggregate total of $2,083,521 from financing activities. This represents proceeds received from private placements of convertible debt and Common Stock as discussed in other sections of this Form 10-KSB.

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

          10.26 Web Service Agreement by and between Heartsoft, Inc. and Gaggle, Inc. dated June 9, 2000.

          10.27 Consulting Agreement by and between Heartsoft, Inc. and Intercap Funding LTD dated September 20, 1998. (Incorporated by reference to the Company's Form 10-QSB for the period ended March 31, 2001, which was filed on May 15, 2001.)

          10.28 Non Circumvention and Consulting Agreement by and between Intercap Funding LTD dated February 1, 1999. (Incorporated by reference to the Company's Form 10-QSB for the period ended March 31, 2001, which was filed on May 15, 2001.)

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


Date: July 13, 2001                        /s/ Benjamin P. Shell
                                           -------------------------------------
                                           Benjamin P. Shell, Chairman of the
                                           Board, President, and Chief Executive
                                           Officer (Executive Officer and
                                           Principal Financial Officer)


Date: July 13, 2001                        /s/ Jimmy L. Butler, Jr.
                                           -------------------------------------
                                           Jimmy L. Butler, Jr., Vice-President


Date: July 13, 2001                        /s/ Rodger Graham
                                           -------------------------------------
                                           Rodger Graham, Chief Financial
                                           Officer

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has experienced recurring operating losses and negative cash flows from operating activities, which increased to $1,620,448 and $1,244,884, respectively, in fiscal 2000. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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
                                                                      ==========

                       See notes to financial statements.

                                 HEARTSOFT, INC.

                                  BALANCE SHEET

                                 March 31, 2000


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $   218,753
    Notes payable                                                        83,927
    Accrued expenses                                                    201,170
                                                                    -----------

Total current liabilities                                               503,850

Commitments and contingencies                                                --

Total liabilities                                                       503,850

Stockholders' equity:
    Preferred stock, $0.01 par value, 5,000,000 shares
       authorized, 827,000 shares issued                                  8,270
    Common stock, $0.0005 par value, 30,000,000 shares
       authorized, 11,055,337 shares issued                               5,528
    Additional paid-in capital                                        5,605,946
    Accumulated deficit                                              (4,901,959)
                                                                    -----------


Total stockholders' equity                                              717,785
                                                                    -----------

Total liabilities and stockholders' equity                          $ 1,221,635
                                                                    ===========

                       See notes to financial statements.

                                 HEARTSOFT, INC.

                            STATEMENTS OF OPERATIONS

                       Years ended March 31, 2000 and 1999


                                                         2000           1999
                                                     -----------    -----------

Net sales                                            $   315,557    $   527,915

Costs and expenses:
    Costs of production                                  158,988        102,600
    Sales and marketing                                  462,643        239,756
    General and administrative                         1,021,477        602,518
    Depreciation and amortization                        148,837        181,697
                                                     -----------    -----------

Total operating expenses                               1,791,945      1,126,571
                                                     -----------    -----------

Operating loss                                        (1,476,388)      (598,656)

Other income and (expense):
    Gain on sale of interest in software library              --        153,277
    Interest expense                                    (143,089)      (121,897)
    Other, net                                              (971)       (10,608)
                                                     -----------    -----------

                                                        (144,060)        20,772
                                                     -----------    -----------

Loss before income taxes                              (1,620,448)      (577,884)

Income taxes                                                  --             --
                                                     -----------    -----------

Net loss                                             $(1,620,448)   $  (577,884)
                                                     ===========    ===========

Net loss per common share - basic and diluted        $     (0.15)   $     (0.08)
                                                     ===========    ===========


                       See notes to financial statements.

                                 HEARTSOFT, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       Years ended March 31, 2000 and 1999

                               Preferred Stock                 Common Stock           Additional
                          --------------------------    --------------------------      Paid-in      Accumulated
                            Shares         Amount         Shares         Amount         Capital        Deficit         Total
                          -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance, March 31, 1998     1,218,500    $    12,185      6,329,157    $     3,165    $ 2,898,537    $(2,703,627)   $   210,260

Common stock issued in
  lieu pf preferred
  dividends                        --             --         10,287              5            (5)             --             --
Convert preferred stock
  to common                  (840,000)        (8,400)       678,000            339          8,061             --             --
Warrant exercise                   --             --        444,600            222             --             --            222
Sale of common stock               --             --        925,743            463        239,569             --        240,032
Stock issued for services          --             --        757,427            379         69,336             --         69,715
Stock issued for repayment
  of debt                          --             --         24,000             12         23,988             --         24,000
Net loss                           --             --             --             --             --       (577,884)      (577,884)
                          -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, March 31, 1999       378,500          3,785      9,169,214          4,585      3,239,486     (3,281,511)       (33,655)

Convert preferred stock
  to common                  (326,500)        (3,265)       165,200             83          3,182             --             --
Sale of preferred stock       775,000          7,750             --             --        689,750             --        697,500
Sale of common stock               --             --      1,500,000            750      1,385,271             --      1,386,021
Stock issued for services          --             --        191,835             96        148,271             --        148,367
Stock issued for debt
  repayment                        --             --        140,000             70        139,930             --        140,000
Common stock issued in lieu
  of preferred dividends           --             --         39,088             19            (19)            --             --
Adjustments of previous
  issuances                        --             --       (150,000)           (75)            75             --             --
Net loss                           --             --             --             --             --     (1,620,448)    (1,620,448)
                          -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, March 31, 2000       827,000    $     8,270     11,055,337    $     5,528    $ 5,605,946    $(4,901,959)   $   717,785
                          ===========    ===========    ===========    ===========    ===========    ===========    ===========

                       See notes to financial statements.

                                 HEARTSOFT, INC.

                            STATEMENTS OF CASH FLOWS

                       Years ended March 31, 2000 and 1999

                                                        2000           1999
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                             $(1,620,448)   $  (577,884)
Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                     148,836        181,697
       Stock issued for services                         148,268         69,505
       Gain on sale of software library                       --       (153,277)
       Changes in:
          Accounts receivable                             15,943        221,498
          Inventories                                    (25,343)       (10,744)
          Other assets                                     5,380         (3,234)
          Accounts payable                                25,013         14,559
          Accrued expenses                                57,467        120,681
                                                     -----------    -----------

Net cash used in operating activities                 (1,244,884)      (137,199)

CASH FLOWS FROM INVESTING ACTIVITIES

Capitalized software development costs                  (199,283)      (136,128)
Payments for the purchase of property                    (75,554)            --
                                                     -----------    -----------

Net cash used in investing activities                   (274,837)      (136,128)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of software library                        --        165,512
Proceeds from issuance of long-term debt                      --        345,000
Proceeds from issuance of common and preferred stock   2,083,521        264,465
Repayments under line of credit                               --       (152,500)
Principal payments on notes payable                     (270,595)      (311,972)
                                                     -----------    -----------

Net cash provided by financing activities              1,812,926        310,505
                                                     -----------    -----------

Net increase in cash                                     293,205         37,178
Cash at beginning of year                                 41,589          4,411
                                                     -----------    -----------

Cash at end of year                                  $   334,794    $    41,589
                                                     ===========    ===========

Supplemental disclosures:
     Cash paid during the year for interest          $   203,089    $    46,676
                                                     ===========    ===========
     Common stock issued for debt repayment          $   140,000    $        --
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

NOTE 8 -- EARNINGS PER SHARE

Basic and diluted EPS for the years ended March 31, 2000 and 1999, were computed as follows:

                                              2000             1999
                                          ------------     ------------
Basic EPS computation:

Net loss                                  $(1,620,448)    $   (577,884)
                                          ============     ============

Weighted average shares outstanding        10,456,775        7,310,970
                                          ------------     ------------

Basic and diluted net loss per share      $     (0.15)    $      (0.08)
                                          ============     ============


NOTE 9 - UNCERTAINTIES


The Company has experienced recurring operating losses and negative cash flows from operating activities, which increased to $1,620,448 and $1,244,884, respectively, in fiscal 2000. Revenues declined in fiscal 2000, while operating expenses increased. Management implemented a program to increase the marketing and sales staff, and these additional expenses are not expected to have a substantial impact on revenues until fiscal 2001. Management also planned to introduce significant new products in fiscal 2000. While product development expenditures have been substantial, the product introductions have been delayed until fiscal 2001. In order to finance these negative cash flows, the Company placed issues of preferred stock with warrants, and common stock in fiscal 2000, realizing in excess of $2,000,000 after offering expenses.

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


NOTE 10  RESTATEMENT OF FINANCIAL STATEMENTS


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

Upon issuance of the common stock, it was determined that the Company had not previously given accounting recognition to the agreement. The value of the agreement, based on the September 20, 1998, trading price of the common stock into which the preferred stock was to have been convertible, was $240,000. This value has been allocated to general and administrative expenses over the term of the agreement. The Company's legal counsel has advised that the preferred stock called for in the agreement could not have been validly issued prior to the time the services were rendered. As a result, the obligation will be reported as an accrued liability as it is accrued over the period October 1998 through March 2001. For the fiscal years ended March 31, 2000 and March 31, 1999, a total of $96,315 and $50,803, respectively, were recognized as general and administrative expense for these consulting advisory services.

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