Form 10KSB40/A
period 2000-06-30
HEARTSOFT INC
filed 2001-07-13
CIK 836562

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

           Commission file number              033-23138-D
                                  ----------------------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company is amending its 10-KSB for the transition period from April 1, 2000 to June 30, 2000 as a result of recently discovering two agreements for consulting services, one dated September 20, 1998, which will have an impact on the Company's financial statements and a second dated February 1, 1999, which will not affect the Company's financial statements.

Part II, items 6 and 7 and Part III, item 13 of the 10-KSB have been amended.

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

Transitional Small Business Disclosure Format (Check one):  Yes  [_]   No  [X]

                                 HEARTSOFT, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS



ITEM NUMBER AND CAPTION                                             PAGE NUMBER




PART II

Item 6.  Management's Discussion and Analysis or Plan of Operation        4

Item 7.  Financial Statements                                             9




PART III

Item 13.  Exhibits and Reports on Form 8-K                                9

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

           Through the fiscal year ending March 31, 2000 and the three months ended June 30, 2000, the Company's product line was comprised of approximately 50 educational software programs that assist young children in pre-kindergarten through the 6th grade to practice and learn basic curriculum subjects. However, during Fiscal Year 2001, the Company anticipates the release of its new secure Internet browser for children, INTERNET SAFARI(TM). The release of INTERNET SAFARITM will broaden the Company's product line to include an Internet-based software solution. A beta version of INTERNET SAFARI(TM) on the Apple Macintosh platform was released on September 23, 2000 and the Company anticipates that it will release a beta version of INTERNET SAFARI(TM) on the Windows platform on or before September 30, 2000.

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

           For the year ended March 31, 2000, the Company experienced a loss of $1,620,448 and accumulated a total deficit of $4,901,959. For the three months ended June 30, 2000, the Company experienced a loss of $494,755 and accumulated a total deficit of $5,396,714. These losses and accumulated deficit have been primarily caused by the Company's efforts in positioning itself for the release of INTERNET SAFARI(TM) and are related, for the most part, to marketing and general and administrative expenses. The Company does not anticipate reaching profitability for at least 15 months.

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

General and Administrative

           Total general and administrative (G&A) expense for the three months ended June 30, 2000 was $352,647 compared to $152,258 for the same period in 1999, an increase of $200,389 or 132%. The increase in G&A expense is directly attributable to building the infrastructure, assuming full reporting status to become compliant with SEC regulations, and strengthening strategic customer and investor relationships all of which are critical to minimizing risks to the Company and execution of its business plan. Additionally, on a historical basis, executive management focused primarily on the development of educational programs resulting in capitalization of appropriate executive salaries. Beginning in late 1999, this focus shifted from development to more of an administrative role resulting in an expensing of appropriate executive salaries and an increase in related G&A payroll costs. An approximate breakdown by component of the major increases in G&A expense follows: payroll and benefits $75,722, professional fees $62,196, and travel $34,368.

           G&A expense includes $24,079 and $23,814 associated with consulting advisory services disclosed in Note 11 to the financial statements for the three months ended June 30, 2000 and the three months ended June 30, 1999, respectively.

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

           G&A expenses for consulting advisory services disclosed in Note 11 to the financial statements totaled $96,315 for the year ended March 31, 2000 compared to $50,803 for the year ended March 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

           At March 31, 2000 the Company's principal sources of liquidity include cash and accounts receivable of $365,449. Total assets for the Company increased 53% to $1,221,635 for fiscal year ended March 31, 2000 compared to $798,310 for the fiscal year ended March 31, 1999.

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


                         INDEX TO FINANCIALS STATEMENTS


Independent Auditors' Report.................................................F-1

Balance Sheets at March 31, 2000 and June 30, 2000...........................F-2

Statements of Operations for the years ended March 31, 1999 and 2000
And for the three months ended June 30, 1999 and 2000........................F-4

Statements of Changes in Stockholders' Equity for the years ended March
31, 1999 and 2000 and for the three months ended June 30, 1999 and 2000......F-5

Statements of Cash Flows for the years ended March 31, 1999 and 2000 and for the three months ended June 30, 1999 and 2000........................F-6

Notes to Financial Statements................................................F-7



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

**10.26 Web Service Agreement by and between Heartsoft, Inc. and Gaggle, Inc. dated June 9, 2000.

10.27 Amendment to Stock Purchase Agreement by and between Heartsoft, Inc. and Hi-Tel Group, Inc. dated September 27, 2000.

10.28 Amendment to Heartsoft, Inc. Common Share Purchase Warrant by and between Heartsoft, inc. and Hi-Tel Group, Inc. dated September 27, 2000.

10.29 Consulting Agreement by and between Heartsoft, Inc. and Intercap Funding LTD dated September 20, 1998. (Incorporated by reference to the Company's Form 10-QSB for the period ended March 31, 2001, which was filed on May 15, 2001.)

10.30 Non Circumvention and Consulting Agreement by and between Intercap Funding LTD dated February 1, 1999. (Incorporated by reference to the Company's Form 10-QSB for the period ended March 31, 2001, which was filed on May 15, 2001.)

*21.1      Subsidiaries of Heartsoft.

23.1       Consent of Tullius Taylor Sartain & Sartain LLP.

27.1       Financial Data Schedule.

-------------
* Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 1, 1999, which was filed on January 22, 2000.
** Incorporated by reference to the Company's Form 10-KSB for the period ended
   March 31, 2000, which was filed on July 14, 2000.

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

           Heartsoft had previously stated in reports filed with the Securities and Exchange Commission and press releases that it expected to release INTERNET SAFARITM during second calendar quarter of 2000. Heartsoft now expects to release INTERNET SAFARI(TM) during the third calendar quarter of 2000. This Form 8-K did not include any financial statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HEARTSOFT, INC.
                                       (Registrant)


Date: 07/13/01                         /s/  Benjamin P. Shell
                                       -----------------------------------------
                                       Benjamin P. Shell, Chairman of the Board,
                                       President, and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: 07/13/01                         /s/ Benjamin P. Shell
                                       -----------------------------------------
                                       Benjamin P. Shell, Chairman of the Board,
                                       President, and Chief Executive Officer
                                       (Principal Executive Officer)


Date: 07/13/01                         /s/ Jimmy L. Butler, Jr.
                                       -----------------------------------------
                                       Jimmy L. Butler, Jr., Director and
                                       Vice-President


Date: 07/13/01                         /s/ Rodger Graham
                                       -----------------------------------------
                                       Rodger Graham, Chief Financial Officer
                                       (Principal Financial Officer)


Date: 07/13/01                         /s/ Kathy Howell
                                       -----------------------------------------
                                       Kathy Howell, Chief Financial Controller
                                       (Principal Accounting Officer)

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has experienced recurring operating losses and negative cash flows from operating activities, which increased to $494,755 and $375,801, respectively, for the three months ended June 30, 2000, and $1,620,448 and $1,244,884, respectively, for the year ended March 31, 2000. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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
                                                       ==========    ==========


















                       See notes to financial statements.

                                 HEARTSOFT, INC.

                                 BALANCE SHEETS


                                                         June 30,      March 31,
                                                          2000          2000
                                                       ----------    ----------
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                    $  283,639    $  218,753
   Notes payable                                           66,551        83,927
   Accrued expenses                                       247,766       201,170
                                                       ----------    ----------

Total current liabilities                                 597,956       503,850

Commitments and contingencies                                --            --

Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000
      shares authorized, 827,000 shares issued              8,270         8,270
   Common stock, $0.0005 par value, 30,000,000
      shares authorized, 11,080,337 shares and
      11,055,337 shares issued, at June 30 and
      March 31, Respectively                                5,653         5,528
   Additional paid-in capital                           5,853,321     5,605,946
   Accumulated deficit                                 (5,396,714)   (4,901,959)
                                                       ----------    ----------

Total stockholders' equity                                470,530       717,785
                                                       ----------    ----------

Total liabilities and stockholders' equity             $1,068,486    $1,221,635
                                                       ==========    ==========



















                       See notes to financial statements.

                                 HEARTSOFT, INC.

                            STATEMENTS OF OPERATIONS



                                           Three month
                                          periods ended                    Years ended
                                             June 30,                        March 31,
                                   ----------------------------    ----------------------------
                                       2000            1999            2000            1999
                                   ----------------------------    ----------------------------
                                                   (unaudited)
Net sales                          $    164,307    $    117,800    $    315,557    $    527,915

Costs and expenses:
   Costs of production                   62,322          20,783         158,988         102,600
   Sales and marketing                  196,814          54,992         462,643         239,756
   General and administrative           352,647         152,258       1,021,477         602,518
   Depreciation and amortization         40,337          29,286         148,837         181,697
                                   ------------    ------------    ------------    ------------

Total operating expenses                652,120         257,319       1,791,945       1,126,571
                                   ------------    ------------    ------------    ------------

Operating loss                         (487,813)       (139,519)     (1,476,388)       (598,656)

Other income and (expense):
   Gain on sale of interest in
      software library                     --              --              --           153,277
   Interest expense                      (3,101)        (12,118)       (143,089)       (121,897)
   Other, net                            (3,841)           (704)           (971)        (10,608)
                                   ------------    ------------    ------------    ------------

                                         (6,942)        (12,822)       (144,060)         20,772
                                   ------------    ------------    ------------    ------------

Loss before income taxes               (494,755)       (152,341)     (1,620,448)       (577,884)

Income taxes                               --              --              --              --
                                   ------------    ------------    ------------    ------------

Net loss                           $   (494,755)   $   (152,341)   $ (1,620,448)   $   (577,884)
                                   ============    ============    ============    ============
Net loss per common share -
   basic and diluted               $      (0.04)   $      (0.02)   $      (0.15)   $      (0.08)
                                   ============    ============    ============    ============





                       See notes to financial statements.

                                 HEARTSOFT, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended March 31, 2000 and 1999 and
                     Three month period ended June 30, 2000

                                     Preferred Stock               Common Stock           Additional
                              --------------------------------------------------------      Paid-in      Accumulated
                                Shares          Amount        Shares          Amount        Capital        Deficit         Total
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance, March 31, 1998         1,218,500    $    12,185      6,329,157    $     3,165    $ 2,898,537    $(2,703,627)   $   210,260

Common stock issued in lieu
   of preferred dividends            --             --           10,287              5             (5)          --             --
Convert preferred stock to
   common                        (840,000)        (8,400)       678,000            339          8,061           --             --
Warrant exercise                     --             --          444,600            222           --             --              222
Sale of common stock                 --             --          925,743            463        239,569           --          240,032
Stock issued for services            --             --          757,427            379         69,336           --           69,715
Stock issued for repayment
   of debt                           --             --           24,000             12         23,988           --           24,000
Net loss                             --             --             --             --             --         (577,884)      (577,884)
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, March 31, 1999           378,500          3,785      9,169,214          4,585      3,239,486     (3,281,511)       (33,655)

Convert preferred stock to
   common                        (326,500)        (3,265)       165,200             83          3,182           --             --
Sale of preferred stock           775,000          7,750           --             --          689,750           --          697,500
Sale of common stock                 --             --        1,500,000            750      1,385,271           --        1,386,021
Stock issued for services            --             --          191,835             96        148,271           --          148,367
Stock issued for debt
   repayment                         --             --          140,000             70        139,930           --          140,000
Common stock issued in lieu
   of preferred dividends            --             --           39,088             19            (19)          --             --
Adjustments of previous
   issuances                         --             --         (150,000)           (75)            75           --             --
Net loss                             --             --             --             --             --       (1,620,448)    (1,620,448)
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, March 31, 2000           827,000          8,270     11,055,337          5,528      5,605,946     (4,901,959)       717,785

Stock issued for services            --             --           25,000            125           (125)          --             --
Cash received for stock
   unissued                          --             --             --             --          247,500           --          247,500
Net loss                             --             --             --             --             --         (494,755)      (494,755)
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance, June 30, 2000            827,000    $     8,270     11,080,337    $     5,653    $ 5,853,321    $(5,396,714)   $   470,530
                              ===========    ===========    ===========    ===========    ===========    ===========    ===========



                       See notes to financial statements.

                                 HEARTSOFT, INC.

                            STATEMENTS OF CASH FLOWS

                                                      Three month
                                                     periods ended                    Years ended
                                                        June 30,                        March 31,
                                              ----------------------------    ----------------------------
                                                  2000            1999            2000            1999
                                              ------------    ------------    ------------    ------------
                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                      $   (494,755)   $   (152,341)   $ (1,620,448)   $   (577,884)
Adjustments to reconcile net loss to net
  Cash used in operating activities:
   Depreciation and amortization                    40,337          29,286         148,836         181,697
   Stock issued for services                          --              --           148,268          69,505
   Gain on sale of software library                   --              --              --          (153,277)
   Changes in:
      Accounts receivable                          (33,757)        (19,630)         15,943         221,498
      Inventories                                   (1,328)        (12,836)        (25,343)        (10,744)
      Other assets                                   2,220           2,280           5,380          (3,234)
      Accounts payable                              64,886         (32,635)         25,013          14,559
      Accrued expenses                              46,596           6,108          57,467         120,681
                                              ------------    ------------    ------------    ------------
Net cash used in operating activities             (375,801)       (179,768)     (1,244,884)       (137,199)


CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Capitalized software development costs             (86,397)        (32,378)       (199,283)       (136,128)
Capitalized intangible costs                          --              --              --              --
Payments for the purchase of property               (8,775)         (3,205)        (75,554)           --
                                              ------------    ------------    ------------    ------------
Net cash used in investing activities              (95,172)        (35,583)       (274,837)       (136,128)


CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from sale of software library                --              --              --           165,512
Proceeds from issuance of long-term debt              --            79,500            --           345,000
Proceeds from issuance of common and
   preferred stock                                 247,375         175,509       2,083,521         264,465
Repayments of debt                                    --           (77,070)
Repayments under line of credit                       --              --              --          (152,500)
Principal payments on notes payable                (17,376)           --          (270,595)       (311,972)
                                              ------------    ------------    ------------    ------------
Net cash provided by financing activities          229,999         177,939       1,812,926         310,505
                                              ------------    ------------    ------------    ------------

Net increase (decrease) in cash                   (240,974)        (37,412)        293,205          37,178
Cash at beginning of period                        334,794          41,589          41,589           4,411
                                              ------------    ------------    ------------    ------------

Cash at end of period                         $     93,820    $      4,177    $    334,794    $     41,589
                                              ============    ============    ============    ============

Supplemental disclosures:
   Cash paid during the period for interest   $      3,101    $      8,112    $    203,089    $     46,676
                                              ============    ============    ============    ============
   Common stock issued for debt repayment     $       --      $       --      $    140,000    $       --
                                              ============    ============    ============    ============

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                      June 30,      March 31,
                                                        2000           2000
                                                    ------------   ------------
         Office furniture, fixtures and equipment   $    146,049   $    137,267
         Production and development equipment             72,464         72,464
         Leasehold improvements                            9,231          9,231
                                                    ------------   ------------
                                                    $    227,744   $    218,962
                                                    ============   ============

Depreciation expense was $5,899 and $4,791 for the three month periods ended June 30, 2000 and 1999, and $19,164 for each of the years ended March 31, 2000 and 1999.


NOTE 4 - NOTES PAYABLE

Notes payable consist of the following:

                                                    June 30,       March 31,
                                                      2000           2000
                                                   ----------     ----------
         Notepayable to a finance company,
             $4,575 monthly including interest
             at 14.82%, due February 2001,
             secured by property and equipment     $   62,491     $   73,781

         Notepayable to a bank, due $1,050
             monthly including interest at
             Wall Street Prime + 2% (10.75% at
             March 31, 2000), due June 2000             --             3,127

         Note payable to a bank, due $1,034
             monthly including interest at 9%,
             due October 2000                           4,060          7,019
                                                   ----------     ----------
         Total                                         66,551         83,927

         Current portion                               66,551         83,927
                                                   ----------     ----------
         Noncurrent portion                        $   --         $   --
                                                   ==========     ==========

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

NOTE 8 - EARNINGS PER SHARE

Basic and diluted EPS are computed as follows:

                          Three month periods ended         Years ended
                                   June 30,                   March 31,
                              2000          1999         2000          1999
                          -------------------------   -------------------------
Basic EPS computation:

  Net loss                $  (494,755)  $  (152,341)  $(1,620,448)  $  (577,884)

  Weighted average
    shares outstanding     11,062,480     9,944,326    10,739,719     7,310,970
                          -----------   -----------   -----------   -----------
  Basic and diluted net
    loss per share        $     (0.04)  $     (0.02)  $     (0.15)  $     (0.08)
                          ===========   ===========   ===========   ===========


NOTE 9 - UNCERTAINTIES

The Company has experienced recurring operating losses and negative cash flows from operating activities, which increased to $494,755 and $375,801, respectively, for the three months ended June 30, 2000, and $1,620,448 and $1,244,884, respectively, for the year ended March 31, 2000. Management implemented a program to increase the marketing and sales staff, and these additional expenses are not expected to have a substantial impact on revenues until fiscal 2001. Management also plans to introduce significant new products in fiscal 2001.

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

Note 11 - Restatement of  Financial Statements

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

Upon issuance of the common stock, it was determined that the Company had not previously given accounting recognition to the agreement. The value of the agreement, based on the September 20, 1998, trading price of the common stock into which the preferred stock was to have been convertible, was $240,000. This value has been allocated to general and administrative expenses over the term of the agreement. The Company's legal counsel has advised that the preferred stock called for in the agreement could not have been validly issued prior to the time the services were rendered. As a result, the obligation will be reported as an accrued liability as it is accrued over the period October 1998 through March 2001. For the three months ended June 30, 2000 and June 30, 1999, a total of $24,079 and $23,813, respectively, were recognized as general and administrative expense for these consulting advisory services.

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