Form 10QSB/A
period 2000-09-30
HEARTSOFT INC
filed 2001-07-13
CIK 836562

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

         For the quarterly period ended   SEPTEMBER 30, 2000
                                        -------------------------------------

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from                   to
                                        -----------------    ----------------

         Commission file number      033-23138-D
                                 --------------------------------------------

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

The Company is amending its 10-QSB for the quarter ending September 30, 2000 as a result of recently discovering two agreements for consulting services, one dated September 20, 1998, which will have an impact on the Company's financial statements and a second dated February 1, 1999, which will not affect the Company's financial statements.

Part I. Financial Information - Items 1 and 2 and Part II. Other Information -
Item 6 have been amended.


As of September 30, 2000, 11,291,837 shares of Heartsoft, Inc. Common Stock, $0.0005 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1:  Balance Sheet as of September 30, 2000                              4

         Statements of Operations for the three months ended
         September 30, 2000 and September 30, 1999                           6

         Statements of Cash Flows for the three months ended
         September 30, 2000 and September 30, 1999                           7

         Notes to Financial Statements                                       8

Item 2:  Management's Discussion, Analysis of Financial Condition,
         and Results of Operations                                          14


PART II.  OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K                                   18

Signature Page                                                              23



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

PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                                  BALANCE SHEET
                            As of September 30, 2000
                                   (unaudited)

Assets
Current Assets:
   Cash                                                             $    92,192
   Accounts receivable, trade, net of allowance
      of $42,448                                                         30,469
   Inventories, at cost                                                  45,189
   Other                                                                 12,460
                                                                    -----------

Total current assets                                                    180,310

Property and equipment, at cost:
   Property and equipment                                               257,870
   Less accumulated depreciation                                       (128,254)
                                                                    -----------

Property and equipment, net                                             129,616

Other assets:
   Developed software, net                                              857,692
   Other                                                                  4,668
                                                                    -----------

Total other assets                                                      862,360
                                                                    -----------

Total assets                                                        $ 1,172,286
                                                                    ===========

                                  BALANCE SHEET
                            As of September 30, 2000
                                   (unaudited)



Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                 $   217,441
   Notes payable                                                        130,234
   Accrued expenses                                                     475,831
                                                                    -----------

Total current liabilities                                               823,506

Commitments and contingencies                                              --

Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares
     authorized, 827,000 shares issued                                    8,270
   Common stock, $0.0005 par value, 30,000,000 shares
     authorized, 11,291,837 shares issued                                 5,646
   Additional paid-in capital                                         6,511,457
   Accumulated deficit                                               (6,176,593)
                                                                    -----------

Total stockholders' equity                                              348,780
                                                                    -----------

Total liabilities and stockholders' equity                          $ 1,172,286
                                                                    ===========

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                     Three months ended
                                                        September 30,
                                            ----------------------------------
                                               2000                     1999
                                            ---------                ---------

Net Sales                                   $  97,616                $  73,273

Costs and expenses:
   Cost of production                          47,615                   26,960
   Sales and Marketing                        201,294                   58,227
   General and administrative                 588,096                  170,138
   Depreciation and amortization               37,743                   29,286
                                            ---------                ---------

Total Operating Expenses                      874,748                  284,611
                                            ---------                ---------

Operating Loss                               (777,132)                (211,338)

Other income and (expense):
   Interest expense                            (3,964)                  (9,147)
   Other, net                                   2,038                   (1,662)
                                            ---------                ---------

                                               (1,926)                 (10,809)
                                            ---------                ---------

Loss before income taxes                    $(779,058)               $(222,147)

Income taxes                                     --                       --
                                            ---------                ---------

Net loss                                    $(779,058)               $(222,147)
                                            ---------                ---------

Earnings per Share                          $   (0.07)               $   (0.02)
                                            ---------                ---------

                            STATEMENTS OF CASH FLOWS
                      Three months ended September 30, 2000
                                   (unaudited)

                                                      2000             1999
                                                    ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $(779,058)       $(222,147)
Adjustments to reconcile net loss to net cash
used in operating activities:
         Depreciation and amortization                 37,743           29,286
        Changes in:
            Accounts receivable                        33,943           12,936
            Other assets                               (5,401)         (10,921)
            Inventories                                 1,823           (5,587)
             Accounts payable                         (67,005)         (28,117)
            Accrued expenses                          228,065           24,343
                                                    ---------        ---------

Net cash used in operating activities                (549,890)        (200,207)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs               (143,421)         (48,742)
Payments for the purchase of property                 (30,126)         (20,343)
                                                    ---------        ---------

Net cash used in investing activities                (173,547)         (69,085)


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt                         79,500           82,500
Principal payments of debt                            (15,820)        (196,432)
Proceeds from issuance of common stock                658,129          779,800
                                                    ---------        ---------

Net cash provided by financing activities             721,809          665,868
                                                    ---------        ---------

Net increase (decrease) in cash                        (1,628)         396,576
Cash at beginning of period                            93,820            4,177
                                                    ---------        ---------

Cash at end of period                               $  92,192        $ 400,753
                                                    =========        =========

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

NOTE 2 - NOTES PAYABLE

Notes payable consist of the following at September 30, 2000:

     Note payable to a bank, due $1,034 monthly
         including interest at 9%, due October 2000             $  1,023

     Note payable to a finance company, $4,575 monthly
         including interest at 14.82%, due Feb. 2001,
         secured by property and equipment                        50,423

     Note payable to a finance company, $738 monthly
         including interest at 14.82%, due July 2003,
         secured by property and equipment                        17,588

     Note payable to an investment group, balloon
        payment including interest at 8%,
        due December 31, 2000                                     61,200
                                                                ---------

     Total                                                       130,234

     Current portion                                             130,234
                                                                ---------

     Noncurrent portion                                         $      -
                                                                =========

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

NOTE 4  - EARNINGS PER SHARE

Basic and diluted EPS are computed as follows:

                                               Three month periods ended
                                                     September 30,
                                            2000                      1999
                                        ------------              ------------
Basic EPS computation:

      Net loss                          $   (779,058)             $   (222,147)

      Weighted average
         shares outstanding               11,233,093                10,395,376
                                        ------------              ------------

      Basic and diluted
         net loss per share             $      (0.07)             $      (0.02)
                                        ============              ============

NOTE 5  - UNCERTAINTIES

           The Company has experienced recurring operating losses and negative cash flows from operating activities, which increased to $779,058 and $549,890, respectively, for the three months ended September 30, 2000. Management implemented a program to increase the marketing and sales staff, and these additional expenses are not expected to have a substantial impact on revenues until later in fiscal year 2001. Management also plans to introduce significant new products in fiscal 2001.

           While product development expenditures have been substantial for INTERNET SAFARI(TM) - a full-featured secure Internet browser for children, its final release has not occurred as of September 30, 2000.

           In order to finance these negative cash flows, the Company secured approximately $692,000 in funding during the three months ended September 30, 2000 through a private placement of convertible debt and Common Stock.

           Management plans to release INTERNET SAFARI(TM), in fiscal year 2001 as well as introduce new products. With new products and a strengthened sales staff, management believes revenues from product sales will increase. In order to finance the continuing costs of product development and operating losses, management intends to raise additional capital through equity offerings. However, the Company has no formal commitments for equity placements. The ability of the Company to implement its operating plan and to continue as a going concern depends on its ability to raise equity capital and, ultimately, to achieve profitable operations.

NOTE 6  - SUBSEQUENT EVENT

           To support the Company's policy of growth and to meet working capital needs during the development and release of INTERNET SAFARI(TM), the Company borrowed $500,000 on November 9, 2000 under two separate promissory notes, each for the principal sum of $250,000. The principal sum of both promissory notes plus interest at a per annum rate equal to 6.15% are due on the earlier of May 9, 2001 or five business days after the Company shall have received equity investments or debt financing in excess of $750,000. In order to induce the parties to enter into the promissory notes, the Company issued the holders of each of the promissory notes 125,000 shares of common stock of the Company, and Benjamin Shell, the Chairman and CEO of the Company, pledged collateral in the form of 500,000 shares of common stock of the Company owned by him to secure the amounts under the promissory notes. The Notes may be pre-paid in whole or in part at any time without penalty, but with interest to the date of payment on the amount prepaid.

NOTE 7 - RESTATEMENT OF  FINANCIAL STATEMENTS

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

Upon issuance of the common stock, it was determined that the Company had not previously given accounting recognition to the agreement. The value of the agreement, based on the September 20, 1998, trading price of the common stock into which the preferred stock was to have been convertible, was $240,000. This value has been allocated to general and administrative expenses over the term of the agreement. The Company's legal counsel has advised that the preferred stock called for in the agreement could not have been validly issued prior to the time the services were rendered. As a result, the obligation will be reported as an accrued liability as it is accrued over the period October 1998 through March 2001. For the three months ended September 30, 2000 and September 30, 1999, a total of $24,343 and $24,343, respectively, were recognized as general and administrative expense for these consulting advisory services.

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

           Through the three months ended September 30, 2000, the Company's product line was comprised of approximately 50 educational software programs that assist young children in pre-kindergarten through the 6th grade to practice and learn basic curriculum subjects. During Fiscal Year 2001, the Company anticipates the release of its new secure Internet browser for children, INTERNET SAFARI(TM). The release of INTERNET SAFARI(TM) will broaden the Company's product line to include an Internet-based software solution. A beta version of INTERNET SAFARI(TM) was released on the Apple Macintosh platform on September 23, 2000 and the Windows platform on September 29, 2000.

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

           For the three months ended September 30, 2000, the Company experienced a loss of $779,058 and accumulated a total deficit of $6,176,593. This loss and accumulated deficit have been primarily caused by the Company's efforts in positioning itself for the release of INTERNET SAFARI(TM) and are related, for the most part, to marketing and general and administrative expenses.

           To reach profitability, the Company plans, among other things, to do the following:

     o Release its secure Internet browser, INTERNET SAFARI(TM) during Fiscal Year 2001;

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

GENERAL AND ADMINISTRATIVE

           Total general and administrative (G&A) expense for the three months ended September 30, 2000 was $588,096 compared to $170,138 for the same period in 1999, an increase of $417,958. The primary reason for this increase relates to accruing expenses totaling $227,810 in connection with amending a Stock Purchase Agreement whereby the Company agreed to issue 300,000 shares of Common Stock in order to eliminate any liability the Company might have under a penalty provision in the Stock Purchase Agreement (see Financial Statement Note 3 - Accrued expenses).

           Additional factors causing the increase in G&A expense can be attributed to taking the necessary steps to build the Company's infrastructure. These factors include the addition of a Chief Financial Officer, assuming full reporting status to become compliant with SEC regulations, and strengthening strategic customer and investor relationships, all of which are critical to minimizing risks to the Company and execution of its business plan. Further, on a historical basis, executive management focused primarily on the development of educational programs resulting in capitalization of appropriate executive salaries. This focus shifted from development to more of an administrative role resulting in the expensing of appropriate executive salaries and an increase in related G&A payroll costs. An approximate breakdown by component (excluding the late registration filing penalty expense noted above) of other major increases in G&A expense follows: payroll and benefits $42,310; professional costs related to accounting and legal fees $83,128; travel $16,198; miscellaneous expenses $13,342 which includes cost associated with the Vice President of Sales and Marketing relocation to Heartsoft's Corporate Office in Broken Arrow, Oklahoma; and contract labor $7,959 for administrative support personnel. Also, G&A expense includes $24,343 associated with the consulting advisory services disclosed in Note 7 to the financial statements for the three months ended September 30, 2000 and the three months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

           To support the Company's policy of growth and to meet working capital needs during the development of INTERNET SAFARI(TM), the Company secured approximately $692,000 in funding during the three months ended September 30, 2000 through a private placement of convertible debt and common stock. A breakdown of this funding is as follows:

     o On August 18, 2000, the Company borrowed $100,000 under a convertible promissory note agreement. On September 27, 2000, the Company amended this agreement to issue 80,000 shares of restricted common stock in lieu of a payment of $40,000. This stock issuance reduced the promissory note to $60,000 that is due on December 31, 2000.

     o During the three months ended September 30, 2000, the Company sold 684,500 shares of restricted common stock. Proceeds of the sale aggregated $592,000 less offering expenses of $17,500. As of September 30, 2000, none of these shares have been issued.

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

     10.30 Co-Branding License Agreement by and between Heartsoft, Inc. and Merriam-Webster, Incorporated dated August 14, 2000.

     10.31 Promissory Note dated August 18, 2000 between Heartsoft, Inc. and Hi-Tel Group, Inc.

     10.32 Equipment Lease with Auto & Equipment Leasing by Flex, Inc. dated July 31, 2000.

     10.33 Trademark License Agreement by and between Heartsoft, Inc. and Ask Jeeves dated September 8, 2000.

     10.34 License Agreement by and between Benjamin Shell, CEO of Heartsoft, Inc., and Yahoo for non-exclusive license to use the Yahooligans logo dated September 19, 2000.

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

     10.42 Consulting Agreement by and between Heartsoft, Inc. and Intercap Funding LTD dated September 20, 1998. (Incorporated by reference to the Company's Form 10-QSB for the period ended March 31, 2001, which was filed on May 15, 2001.)

     10.43 Non Circumvention and Consulting Agreement by and between Intercap Funding LTD dated February 1, 1999. (Incorporated by reference to the Company's Form 10-QSB for the period ended March 31, 2001, which was filed on May 15, 2001.)


     21.1 Subsidiaries of Heartsoft. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 1, 1999, which was filed on January 22, 2000.)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               HEARTSOFT, INC.
                                         -------------------------------
                                                (Registrant)




Date:      07/13/01                       /s/ Benjamin P. Shell
      -------------------------           --------------------------------------
                                          Benjamin P. Shell, Chairman of the
                                          Board, President, and Chief Executive
                                          Officer (Principal Executive Officer)



Date:      07/13/01                       /s/ Rodger Graham
      -------------------------           --------------------------------------
                                          Rodger Graham, Chief Financial Officer
                                          (Principal Financial Officer)