Form 10QSB/A
period 2000-12-31
HEARTSOFT INC
filed 2001-07-13
CIK 836562

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   AMENDMENT 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   DECEMBER 31, 2000
                                         -------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from                 to
                                        ---------------    ---------------

                     Commission file number      033-23138-D
                                             -------------------



                                 HEARTSOFT, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             DELAWARE                                     87-0456766
--------------------------------------      ------------------------------------
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

The Company is amending its 10-QSB for the quarter ending December 31, 2000 as a result of recently discovering two agreements for consulting services, one dated September 20, 1998, which will have an impact on the Company's financial statements and a second dated February 1, 1999, which will not affect the Company's financial statements.

Part I. Financial Information - Items 1 and 2 and Part II. Other Information -
Item 6 have been amended.

As of December 31, 2000, 12,103,837 shares of Heartsoft, Inc. Common Stock, $0.0005 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

Item 1:  Balance Sheet as of December 31, 2000                               4

         Statements of Operations For the Six Month Periods Ended
           December 31, 2000 and December 31, 1999                           6

         Statements of Operations For the Three Month Periods Ended
           December 31, 2000 and December 31, 1999                           7

         Statements of Cash Flows For the Six Month Periods Ended
           December 31, 2000 and December 31, 1999                           8

         Notes to Financial Statements                                       9

Item 2:  Management's Discussion, Analysis of Financial Condition,
         and Results of Operations                                          13

PART II.  OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K                                   19

Signature Page                                                              25


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
                                                                    ===========

                                  BALANCE SHEET
                             As of December 31, 2000
                                   (Unaudited)


Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                 $   328,507
   Notes payable                                                        635,361
   Accrued expenses                                                     578,564
                                                                    -----------
Total current liabilities                                             1,542,432

Long term liabilities:
   Notes payable                                                         28,871
                                                                    -----------
Total liabilities                                                     1,571,303

Commitments and contingencies                                              --

Stockholders' equity:
   Preferred stock, $0.01 par value, 5,000,000 shares
     authorized, 827,000 shares issued                                    8,270
   Common stock, $0.0005 par value, 30,000,000 shares
     authorized, 12,103,837 shares issued                                 6,052
   Additional paid-in capital                                         6,765,331
   Accumulated deficit                                               (6,755,994)
                                                                    -----------
Total stockholders' equity                                               23,659
                                                                    -----------
Total liabilities and stockholders' equity                          $ 1,594,962
                                                                    ===========

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Six Month Periods Ended
                                                       December 31,
                                            -----------------------------------
                                                2000                    1999
                                            -----------             -----------
Net sales                                   $   208,333             $   152,698

Costs and expenses:
   Cost of production                           101,920                  57,277
   Sales and marketing                          435,399                 211,401
   General and administrative                   874,229                 461,891
   Depreciation and amortization                 73,652                  58,572
                                            -----------             -----------
Total operating expenses                      1,485,200                 789,141
                                            -----------             -----------

Operating loss                               (1,276,867)               (636,443)

Other (income) and expense:
   Interest expense                              84,530                  37,128
   Other, net                                    (3,778)                 17,654
                                            -----------             -----------
                                                 80,752                  54,782
                                            -----------             -----------
Loss before income taxes                    $(1,357,619)            $  (691,225)

Income taxes                                       --                      --
                                            -----------             -----------
Net loss                                    $(1,357,619)            $  (691,225)
                                            ===========             ===========

Earnings per share                          $     (0.12)            $     (0.07)
                                            -----------             -----------

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Month Periods Ended
                                                       December 31,
                                            -----------------------------------
                                               2000                     1999
                                            ---------                ---------

Net sales                                   $ 110,717                $  80,804

Costs and expenses:
   Cost of production                          54,306                   32,260
   Sales and marketing                        234,104                  153,126
   General and administrative                 286,135                  293,828
   Depreciation and amortization               35,908                   29,286
                                            ---------                ---------
Total operating expenses                      610,453                  508,500
                                            ---------                ---------
Operating loss                               (499,736)                (427,696)

Other (income) and expense:
   Interest expense                            80,566                   27,981
   Other, net                                  (1,740)                  15,991
                                            ---------                ---------
                                               78,826                   43,972
                                            ---------                ---------
Loss before income taxes                    $(578,562)               $(471,668)

Income taxes                                     --                       --
                                            ---------                ---------

Net loss                                    $(578,562)               $(471,668)
                                            =========                =========

Earnings per share                          $   (0.05)               $   (0.04)
                                            ---------                ---------

                            STATEMENTS OF CASH FLOWS
                      Six Month Periods Ended December 31,
                                   (Unaudited)


                                                      2000             1999
                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $(1,357,619)     $  (691,225)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation and amortization                     73,652           58,572
     Common stock issued for services                  55,909             --
     Changes in:
         Accounts receivable                           30,333           33,312
         Note receivable                                 --            (11,739)
         Other assets                                  38,469           (1,550)
         Inventories                                   (6,462)          (5,602)
         Accounts payable                              43,207           13,965
         Accrued expenses                             330,798           48,686
                                                  -----------      -----------

Net cash used in operating activities                (791,713)        (555,581)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs               (283,055)        (106,693)
Advances on note receivable                          (276,254)            --
Collection of note receivable                          26,000             --
Payments for the purchase of property                 (55,048)         (56,681)
                                                  -----------      -----------

Net cash used in investing activities                (588,357)        (163,374)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt                        629,674           82,500
Principal payments of debt                            (31,993)        (226,361)
Proceeds from issuance of common stock                706,500          964,300
                                                  -----------      -----------

Net cash provided by financing activities           1,304,181          820,439
                                                  -----------      -----------

Net increase (decrease) in cash                       (75,889)         101,484
Cash at beginning of period                            93,820            4,177
                                                  -----------      -----------

Cash at end of period                             $    17,931      $   105,661
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


NOTE 3 - NOTES PAYABLE

Notes payable consist of the following at December 31, 2000:


   Notepayable to a finance company, $4,575 monthly, due June 2001, bearing interest at 14.82%, secured by
     property and equipment.                                            $38,625

   Notepayable to a finance company, $738 monthly, due July 2003,
     bearing interest at 14.82%, secured by property and equipment       16,923

   Note payable to an investment group, balloon payment due
     December 31, 2000, bearing interest at 8%.  Investment
     group has elected to convert to common stock                        60,000

   Notepayable to a finance company, $1,490 monthly, due October 2003,
     bearing interest at 14.82%, secured by property and equipment       38,684

   Note payable to a trust, balloon payment due May 9, 2001,
     bearing interest at 6.15%                                          250,000

   Note payable to a limited partnership, balloon payment
     due May 9, 2001, bearing interest at 6.15%                         250,000

   Note payable to investor, balloon payment due
     June 20, 2001, bearing interest at 8%                               10,000
                                                                     -----------

  Total                                                                 664,232

  Current portion                                                       635,361
                                                                     -----------

  Non-current portion                                                $   28,871
                                                                     ===========

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

NOTE 5  - EARNINGS PER SHARE

Basic and diluted EPS are computed as follows:

                                                Six month periods ended
                                                       December 31,
                                               2000                     1999
                                      ------------------------------------------
Basic EPS computation:

      Net loss                           $ (1,357,619)             $  (691,225)

      Weighted average
         Shares outstanding                11,505,391               10,562,949
                                      ------------------------------------------

      Basic and diluted
         Net loss per share              $      (0.12)             $     (0.07)
                                      ==========================================


NOTE 6  - UNCERTAINTIES

           The Company has experienced recurring operating losses and negative cash flows from operating activities, which increased to $1,357,619 and $791,713, respectively, for the six months ended December 31, 2000. Management implemented a program to increase the marketing and sales staff from previous year's level, however, the expenses associated with staff increases are not expected to have a substantial impact on revenues until later in fiscal year 2001.

           In order to finance these negative cash flows, the Company secured approximately $1,294,000 in funding during the six months ended December 31, 2000 through placement of debt and common stock.

           While product development expenditures have been substantial for INTERNET SAFARITM - a full-featured secure Internet browser for children, its final release did not occur as of December 31, 2000.

           Management released INTERNET SAFARITM on February 7, 2001 and anticipates introducing new products during fiscal 2001. With new products and a strengthened sales staff, management believes revenues from product sales will increase. In order to finance the continuing costs of product development and operating losses, management intends to raise additional capital through equity offerings. However, the Company has no formal commitments for equity placements. The ability of the Company to implement its operating plan and to continue as a going concern depends on its ability to raise equity capital and, ultimately, to achieve profitable operations.


NOTE 7  - SUBSEQUENT EVENT

           To support the Company's policy of growth and to meet working capital needs during the development and release of INTERNET SAFARITM, the Company borrowed $75,000 on January 24, 2001 and $175,000 on February 5, 2001 under a convertible promissory note for the principal sum of $250,000. The principal sum of the convertible promissory note plus interest at a per annum rate equal to 6.15% are due on the earlier of August 5, 2001 or five business days after the Company shall have received equity investments or debt financing in excess of $1,500,000. In order to induce the party to enter into the convertible promissory note, the Company issued the holder 125,000 shares of common stock of the Company and agreed to pledge as collateral all intangible property. The holder of the convertible promissory note may at his option convert the unpaid principal amount into shares of Common Stock. The basic conversion rate shall be one share of Common stock for each $.666666 in principal amount of the note surrendered for conversion. The note may be pre-paid in whole or in part at any time without penalty, but with interest to the date of payment on the amount prepaid.

NOTE 8 - RESTATEMENT OF FINANCIAL STATEMENTS

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

           Upon issuance of the common stock, it was determined that the Company had not previously given accounting recognition to the agreement. The value of the agreement, based on the September 20, 1998, trading price of the common stock into which the preferred stock was to have been convertible, was $240,000. This value has been allocated to general and administrative expenses over the term of the agreement. The Company's legal counsel has advised that the preferred stock called for in the agreement could not have been validly issued prior to the time the services were rendered. As a result, the obligation will be reported as an accrued liability as it is accrued over the period October 1998 through March 2001. For the six months ended December 31, 2000 and December 31, 1999, a total of $48,676 and $48,676, respectively, were recognized as general and administrative expense for these consulting advisory services.

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

           Through the six month period ended December 31, 2000, the Company's product line was comprised of approximately 50 educational software programs that assist young children in pre-kindergarten through the 6th grade to practice and learn basic curriculum subjects. On February 7, 2001, the Company released its new secure Internet browser for children, INTERNET SAFARITM Version 1.0. The release of INTERNET SAFARITM will broaden the Company's product line to include an Internet-based software solution.

           The Company intends to continue to expand its traditional educational software business through internal growth as well as by focusing a substantial portion of its resources on the introduction and sale of INTERNET SAFARITM. Beginning in Fiscal Year 2001, the Company intends to use the Internet to expand its geographic reach deeper into the consumer market both in the United States and internationally.

           For the six-month period ended December 31, 2000, the Company experienced a loss of $1,357,619 and accumulated a total deficit of $6,755,994. This loss and accumulated deficit have been primarily caused by the Company's efforts in positioning itself for the release of INTERNET SAFARITM and are related, for the most part, to marketing and general and administrative expenses.

           To reach profitability, the Company plans, among other things, to do the following:

  o  Release its secure Internet browser, INTERNET SAFARITM on February 7, 2001;
  o Expand the marketing of all of the Company's products for the consumer and school markets by utilizing additional marketing resources such as direct mail, on-line purchasing, demonstration versions of key products, magazine advertising and more;
  o Establish strategic joint venture partners both in the United States and internationally.

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

           The Company believes that its investment in the development of INTERNET SAFARITM and the secure browser's release represents a key element of its future and that the Company can become a leading player in the children's Internet market.

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

GENERAL AND ADMINISTRATIVE

           Total general and administrative (G&A) expense for the six months ended December 31, 2000 was $874,229 compared to $461,891 for the same period in 1999, an increase of $412,338. The primary reason for this increase relates to accruing penalties totaling $227,810 and $14,251, respectively. The first amount in connection with amending a Stock Purchase Agreement whereby the Company agreed to issue 300,000 shares of Common Stock in order to eliminate any liability the Company might have under a penalty provision in that Stock Purchase Agreement and the second amount for recording a penalty provision for the three months ending December 31, 2000 relating to another Agreement (see Financial Statement Note 4 - Accrued Expenses).

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

           Expenses for consulting advisory services disclosed in Note 8 to the financial statements totaled $48,686 for the six months ended December 31, 2000 and December 31, 1999, respectively.

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

SALES AND MARKETING

              Sales and marketing expenses for the three months ended December 31, 2000 were $234,104 versus $153,126 for the three months ended December 31, 1999, an increase of $80,978 or 53%. As noted previously, in the Net Revenue discussion, a Vice President of Sales and Marketing was hired in late 1999, the education sales division was reorganized and expanded, as the Company's broad-base marketing strategy continues to be implemented. An increase in headcount coupled with higher attendance at industry trade-shows lead to increased expenses in sales and marketing. An approximate breakdown by component of the major increases in sales and marketing expense follows: payroll and benefits $70,164; and travel and conferences $17,430.


GENERAL AND ADMINISTRATIVE

           Total general and administrative (G&A) expense for the three months ended December 31, 2000 was $286,135 compared to $293,828 for the same period in 1999, a decrease of $7,693.

During this period, payroll and benefits increased approximately $35,068 primarily from the addition of a Chief Financial Officer, and a shifting of executive salaries from a product development to an administrative role. This increase was more than offset by decreases in personal property taxes and professional fees versus previous year expenses.

           Expenses for consulting advisory services disclosed in Note 8 to the financial statements totaled $24,343 for the three months ended December 31, 2000 and December 31, 1999, respectively.


LIQUIDITY AND CAPITAL RESOURCES

           To support the Company's policy of growth and to meet working capital needs during the development of INTERNET SAFARITM, the Company secured approximately $1,294,000 in funding during the six months ended December 31, 2000 through private placements of debt and common stock. A breakdown of this funding is as follows:

o On August 18, 2000, the Company borrowed $100,000 under a convertible promissory note agreement. On September 27, 2000, the Company amended this agreement to issue 80,000 shares of restricted common stock in lieu of a payment of $40,000. This stock issuance reduced the promissory note to $60,000.

o On November 9, 2000, the Company borrowed $500,000 under two separate promissory notes, each for the principal sum of $250,000. The principal sum of both promissory notes plus interest at a per annum rate equal to 6.15% are due on the earlier of May 9, 2001 or five business days after the Company shall have received equity investments or debt financing in excess of $750,000

o On December 20, 2000 the Company received a loan from a private investor for $10,000. The loan bears interest at 8% and is due and payable on June 20, 2001.

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

SUMMARY OF RISK FACTORS

           To date, the Company has funded its operations primarily through revenues generated by various products and equity financings. The Company will need additional capital before INTERNET SAFARITM begins generating a sufficient cash flow to sustain operations and anticipated growth. Additionally, Heartsoft is subject to other risks and uncertainties. A summary of risk factors is discussed in Part III of Heartsoft's Form 10-KSB for the transition period April 1, 2000 to June 30, 2000, which was filed on September 28, 2000.


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


                                                   HEARTSOFT, INC.
                                      -----------------------------------------
                                                    (Registrant)



Date:    7/13/01                      /s/  Benjamin P. Shell
      -------------                   -----------------------------------------
                                      Benjamin P. Shell, Chairman of the Board,
                                      President, and Chief Executive Officer
                                      (Principal Executive Officer)




Date:    7/13/01                      /s/ Rodger Graham
      -------------                   -----------------------------------------
                                      Rodger Graham, Chief Financial Officer
                                      (Principal Financial Officer)