Form 10KSB40
period 2001-06-30
HEARTSOFT INC
filed 2001-11-14
CIK 836562

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

/x/      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
             For the fiscal year ended JUNE 30, 2001

/ /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
             For the transition period from ______________ to _________________

                       Commission file number 033-23138-D

                                 HEARTSOFT, INC.
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             DELAWARE                                    87-0456766
-----------------------------------        ------------------------------------
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

             NONE                                            NONE
   -----------------------                         ----------------------

Securities registered under Section 12(g) of the Exchange Act:



                                      NONE
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

The issuer's revenue for the year ended June 30, 2001 was $513,996.

The aggregate market value of the voting stock held by non-affiliates at June 30, 2001 was $3,207,541. This amount was computed using the average bid and ask price as of June 30, 2001. For purposes of this computation, all officers, directors and 5% beneficial owners of the issuer are deemed to be affiliates.

As of June 30, 2001, the issuer had outstanding a total of 16,167,453 shares of its $.0005 par value Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes / / No /x/

                                 HEARTSOFT, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                  PAGE NUMBER

PART I

Introduction                                                                 4

Cautionary Statement Regarding Forward-Looking Information                   4

Item 1.  Description of Business                                             4

Item 2.  Description of Property                                             13

Item 3.  Legal Proceedings                                                   13

Item 4.  Submission of Matters to a Vote of Security Holders                 14

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters            14

Item 6.  Management's Discussion and Analysis or Plan of Operation           16

Item 7.  Financial Statements                                                22

Item 8.  Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          22

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                 22

Item 10.  Executive Compensation                                             25

Item 11.  Security Ownership of Certain Beneficial Owners and Management     26

Item 12.  Certain Relationships and Related Transactions                     27

Item 13.  Exhibits and Reports on Form 8-K                                   27

Summary of Risk Factors                                                      38

PART I

INTRODUCTION

      On August 4, 2000, the Board of Directors of Heartsoft, Inc. changed the Company's fiscal year from March 31 to June 30 effective for the fiscal year beginning July 1, 2000 to June 30, 2001.

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

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

Heartsoft was incorporated in the State of Delaware in June 1988. Historically, Heartsoft has been engaged in the design and publishing of its own proprietary educational software products for distribution to the education market and consumer market. Its products are sold through an internal sales organization, national and international resellers, United States based catalogers with an annual aggregate circulation in excess of 5,000,000 catalogs and online through four corporate websites, www.heartsoft.com, www.internet-safari.com, www.thinkology,com, and www.isafari.com. The Company's product line is comprised of approximately 50 educational software programs that assist young children in pre-kindergarten through the 6th grade to practice and learn basic curriculum subjects.

      In early 1999, Heartsoft began to evaluate potential business opportunities regarding the development and distribution of a new software product which would restrict the viewing of inappropriate material over the internet by young children. During the first calendar quarter of 1999, the Company committed to the design and development of a secure children's internet browser. On February 7, 2001, the Company released its new secure internet browser for children, INTERNET SAFARI-TM- Version 1.0. The release of INTERNET SAFARI-TM- has broadened the Company's product line to include an internet-based software solution.

      Since its release, INTERNET SAFARI-TM- has been well received. Beginning in January, 2001, the Company's education group distributed thousands of copies of a demo version of INTERNET SAFARI-TM- at major education conferences in Florida, Texas, California and Illinois and the feedback from the many educators who have seen or used the product is highly encouraging. Currently, nearly 50 school districts have expressed interest in or requested proposals for purchasing INTERNET SAFARI-TM- on a district-wide basis, and several thousand additional leads are in the sales pipeline to be worked by Heartsoft's in-house sales team.

      On August 14, 2001, the Company entered into an agreement with MegaSystems, a manufacturer and distributor of educational and reference software, to provide national retail distribution of the Company's new secure internet browser for children, INTERNET SAFARI-TM-. Additionally, the Company has had initial discussions with several Internet Service Providers (ISPs) and hopes to develop an ISP distribution model in the future.

      To date, the Company has received several inquiries from international distributors regarding the conversion, or localization, of INTERNET SAFARI-TM-into four foreign languages. These opportunities will be explored in the future.

      The Company believes that its investment in the development of INTERNET SAFARI-TM- represents a key element of its future and that the Company can become a leading player in the children's internet market.

      Subsequently, the Company concluded that in addition to the market for children's on-line internet safety, sufficient demand may also exist for certain proprietary technologies which it owns to be used in other markets. These markets include, but are not limited to, certain government agencies, corporations, professional, and educational organizations. On July 17, 2000, the Company formed a wholly owned subsidiary, Plug-Invention Technologies, Inc. to develop and market the company's proprietary pornographic image recognition and detection technology and other internet security solutions to corporations, organizations and governmental agencies throughout North America. While it has no operations to date, it is anticipated that the new entity will initially operate within the corporate infrastructure at the Company and will establish its own team of management and sales personnel as its first products are prepared for sale.

INDUSTRY BACKGROUND AND GROWTH OF THE INTERNET

      The internet has emerged as a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. Estimates by the International Data Corporation ("IDC") indicate that the number of Web users could grow from approximately 150 million worldwide in 1998 to approximately 500 million worldwide by the end of 2003. A study released in 2001 estimates that nearly 65 million teens and children currently have access to the internet. Recent reports place the number of internet users in excess of 340 million.

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

      The Company also believes the social, political and legal reactions to objectionable material on the internet will be a major impetus for both schools and businesses to protect their internet users from encountering unwanted objectionable material. Heartsoft has released a completely integrated internet security solution (INTERNET SAFARI-TM-) for use in both the classroom and at home and is now engaged in the preliminary phase of bringing this concept to the corporate workplace through the incorporation of advanced artificial intelligence technologies.

PRODUCTS

      During the fiscal year ended June 30, 2001, the Company released INTERNET SAFARI-TM-, a secure internet browser for children. INTERNET SAFARI-TM- is distributed to both the consumer and educational markets. It is compatible with Microsoft's next generation operating system, Window's XP(R), and has been approved by the United Federation of ChildSafe Web Sites for ICCS (International ChildSafe Certification Standard) Certification under the iWatchDog Program.

      INTERNET SAFARI-TM- is designed for children ages 4 through 12 years to help simplify their use of the internet. INTERNET SAFARI-TM- is a full-featured secure internet browser for children that utilizes the sights and sounds of a jungle safari user interface with cartoons, sounds and a host of proprietary features. INTERNET SAFARI-TM- provides a high level of internet security by combining artificial intelligence with advanced image detection and recognition software that has the capability to detect digitized pornographic images. Security is achieved through the interaction of two proprietary programs:

-  An artificial intelligence based internet security software application; and

- An image detection and recognition program to detect and block pornographic imagery.

INTERNET SAFARI-TM- also features:

- Adjustable tolerance levels within security features to help allow the browser to be accommodated to the maturity of its user;

-  One-click access to top on-line content providers;

- A database/portal of hand-selected children's web sites broken into content channels designed as a starting place for Internet viewing;

- Full internet URL support enabling children to have access to the entire internet; and

- Unique "Teacher's Features" to transmit the same URL to all students at once, monitor student internet activities, and configure INTERNET SAFARI-TM-security and administration all from the teacher's workstation.

      Another of the Company's proprietary software products currently being marketed is its award winning THINKOLOGY-TM-, a three titled software series that facilitates learning by helping young children increase their critical thinking and higher order reasoning skills. Released in late 1998, THINKOLOGY-TM- has garnered the prestigious 1999 Media & Methods Portfolio Award. THINKOLOGY-TM- has also received several favorable reviews in top educational and consumer magazines, including FamilyPC and Multimedia Schools.

      Other Heartsoft programs include: the HEARTSOFT BESTSELLER SITE LICENSE, which contains 12 of the Company's top selling titles under a license allowing the teacher to copy the software for every computer in the school, and the HEARTSOFT K-8 LIBRARY (consisting of 35 software titles in the current product line).

MARKETS

      The Company believes that there are two basic markets for its current proprietary software technology: the education market and the consumer or retail market. Because the Company believes greater competition, higher barriers to entry and shorter product life exists in the consumer market, it has historically chosen to concentrate on the introduction of its products into the educational market. As noted earlier, on August 14, 2001, the Company entered into an agreement with MegaSystems, a manufacturer and distributor of educational and reference software, to provide national retail distribution of the Company's new secure internet browser for children, INTERNET SAFARI-TM-. The Company anticipates implementing an aggressive expansion program into the consumer/retail market.

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

CONSUMER MARKET

      While the Company currently receives most of its income from sales to the education market, the Company is moving into the consumer market with the introduction of INTERNET SAFARI-TM- as evidenced by signing a National Retail Distribution Agreement with MegaSystems. The consumer market consists of individuals who purchase educational software for use in the home. The overall growth in this market is a result of several major trends, including the increasing number of computer systems in the home, the improved multimedia capabilities of these systems and the increasing demand for a greater number of high quality, affordably priced software applications. The opportunities for consumers to purchase a vast number of software products and technologies from a wide variety of sources has increased consumers' expectations for high quality multimedia software. To increase its ability to reach this market, the Company signed an agreement with MegaSystems who distributes products to retail stores nationwide including Best Buy, CompUSA, Media Play, Frys, Office Depot, BJ's Wholesale Club and others.

      Additionally, the Company is evaluating the revenue potential for other consumer software distribution channels beyond traditional software retailers and computer stores which include:

-  Warehouse clubs;
-  Internet service providers (ISPs);
- Original equipment manufacturers (OEMs) such as Dell, Compaq, Gateway, Apple, etc.;
-  International partners for distribution/licensing agreements; and
-  On-line Internet stores, also known as e-commerce solutions.

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

MARKETING AND DISTRIBUTION

      As of June 30, 2001, the Company utilized a sales and marketing staff of 15 employees to market its products in the United States and abroad. During Fiscal Year 2001, the Company conducted direct mail marketing campaign from sales leads generated from its participation in four regional education technology conferences. The Company has also implemented direct target marketing campaigns that promoted existing product lines to education customers. Educational sales are made directly to individual teachers and to regional school systems and districts, with shipments being made from the Company's Broken Arrow office to the purchaser. The Company also advertised its products in reseller catalogs with aggregate circulations of approximately 5,000,000 in preparation of the spring buying season. As of November 8, 2001 the sales and marketing staff has been reduced as a result of delays in raising capital and consists of 1 full-time and 4 contract employees.

      The Company's products and sales strategy focus on a "niche" market within the consumer and educational markets. Three of the Company's best selling products, HEARTSOFT BESTSELLER SITE LICENSE, HEARTSOFT K-8 LIBRARY, and THINKOLOGY-TM-, sell from prices ranging from approximately $400 to $1,250, depending on the configuration. Further, each product license allows multiple use of the software throughout the school. Within the consumer, or home market, the Company's products sell in the price range from approximately $20 to over $100 depending on configuration and educational support materials. To support and service its customers, the Company supplies technical support through its in-house technical support team. The Company's warranty on its products is lifetime for content, and one year for disc errors.

      The Company relies on its sales staff and contacts in the education software market to sell the Company's proprietary titles. In addition, the Company also has access to certain distribution channels through the use of Value-Added-Resellers (VARs). With respect to its publishing activities, the Company's development staff oversees the development of the software. Additionally, the Company assembles its raw materials creating a final package at its Broken Arrow, Oklahoma facilities. All of the proprietary software titles developed by the Company have been copyrighted. All of the Company's products currently in development will be copyrighted prior to release.

RESEARCH AND DEVELOPMENT

      All research and development activities of the Company are company-sponsored, rather than customer-sponsored. Product development costs are capitalized as incurred once technological feasibility has been established. Ongoing work continues on Version 2 of its new secure internet browser for children, INTERNET SAFARI-TM- and the Company is evaluating the possibility of marketing its proprietary security technology as a software plug-in for other computer software applications.

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

WORKING CAPITAL

      To support the Company's policy of growth, and to meet working capital needs during the development of INTERNET SAFARI -TM-, the Company secured approximately $2,300,000 in funding during the year ended June 30, 2001 through private placements of debt and common stock. A breakdown of this funding is as follows:

- On July 20, 2000, the Company borrowed $125,000 under a short-term promissory note from a private investment group. The Company repaid the note in full in August, 2000.

- On August 18, 2000 the Company borrowed $100,000 under a convertible promissory note agreement. On November 8, 2000, the Company amended this agreement to issue 80,000 shares of restricted common stock in lieu of a payment of $40,000. This stock issuance reduced the promissory note to $60,000 that was due on December 31, 2000. The Investment group has agreed to convert this debt into shares of common stock. As of June 30, 2001 the conversion has not taken place. The promissory note holder extended the payment due date of the note to December 31, 2001.

- On November 9, 2000, the Company borrowed $500,000 under two separate promissory notes, each for the principal sum of $250,000. The principal sum of both promissory notes plus interest at a per annum rate equal to 6.15% are due on the earlier of May 9, 2001 or five business days after the Company shall have received equity investments or debt financing in excess of $750,000. In order to induce the parties to enter into the promissory notes, the Company issued the holders of each of the promissory notes 125,000 shares of common stock of the Company, and Benjamin Shell, the Chairman and CEO of the Company, pledged collateral in the form of 500,000 shares of common stock of the Company owned by him to secure the amounts under the promissory notes. The Notes may be pre-paid in whole or in part at any time without penalty, but with interest to the date of payment on the amount. On May 9, 2001 the Company entered into an extension agreement with the holders of the promissory notes. Under the extension agreement, Heartsoft issued the holders of each of the promissory notes 150,000 shares of common stock of the Company. The principal sum of the original promissory notes plus interest accrued to May 9, 2001 and interest at the rate of 15% per annum is due and payable on July 9, 2001. On July 9, the Company entered into a second extension agreement and issued each promissory note holder an additional 109,000 shares of common stock. On October 15, 2001, each promissory note holder entered into an extension agreement to extend the payment date of the notes to December 31, 2001.

- On December 20, 2000, the Company received a note from a private investor for $10,000. The note bears interest at 8% and was due and payable on June 20, 2001, however the note holder extended the payment date of the note to December 31, 2001.

- On January 18, 2001, the Company borrowed $60,000 under a short-term promissory note from a private investor. The Company repaid the note in full on January 24, 2001.

- On January 24, 2001 and February 5, 2001 the Company borrowed a total of $250,000 under a convertible promissory note. The principal sum of the convertible promissory note plus interest at a per annum rate equal to 6.15% are due on the earlier of August 5, 2001 or five business days after the Company shall have received equity investments or debt financing in excess of $1,500,000. In order to induce the party to enter into the convertible promissory note, the Company issued the holder 125,000 shares of common stock of the Company and agreed to pledge as collateral certain intangible assets. The holder of the convertible promissory note may at his option convert the unpaid principal amount into such number of fully paid and non-assessable shares of common stock. The basic conversion rate shall be one (1) share of common stock for each $.666666 in principal amount of the note surrendered for conversion. The Note may be pre-paid in whole or in part at any time without penalty, but with interest to the date of payment on the amount prepaid. On June 14, 2001, the Company entered into an agreement with the note holder and borrowed an additional $50,000 and amended and restated the convertible promissory note. The $50,000 added to the convertible promissory note bears interest at 6.15% and is due and payable on or before February 8, 2002. In order to induce the party to add the $50,000 to the convertible promissory note, the Company issued the holder 100,000 shares of common stock. On October 15, 2001, the convertible promissory note holder entered into an extension agreement to extend the payment date of the note to December 31, 2001. Additionally, the principal sum of $250,000 of the original promissory note bears interest at the rate of 15%.

- On February 01, 2001, the Company borrowed $60,000 under a verbal agreement from a private investor. The Company repaid the note in full on February 06, 2001.

- On March 1, 2001, the Company entered into a promissory note with a private investment group for $40,000. The note bears interest at 8% and is due and payable on February 28, 2002.

- On March 17, 2001, the Company borrowed $50,000 under a short-term promissory note from a private investor. The note bears interest at 8% and original maturity date was September 16, 2001. The note is in default at November 9, 2001.

- On April 17, 2001, the Company borrowed $100,000 under a short-term promissory note from a private investor. The note bears interest at 15% and was due and payable July 15, 2001. The promissory note holder extended the payment due date of the note to December 31, 2001.

- On May 01, 2001, the Company borrowed $50,000 under a short-term promissory note from a private investor. The promissory note bears interest at 15% and was due and payable May 31, 2001. The promissory note holder extended the payment due date of the note to December 31, 2001.

- On May 11, 2001, the Company borrowed $50,000 under a short-term promissory note from a private investor. The note's interest rate was 8% and maturity date June 9, 2001. The note's interest was revised to 10% starting June 1, 2001 and revised a second time to 15% starting August 15, 2001. The promissory note holder extended the payment due date of the note to December 31, 2001.

- During the year ended June 30, 2001, the Company sold 1,463,181 shares of restricted common stock. Proceeds of the sale aggregated $861,563 less offering expenses of $17,500. As of June 30, 2001 all shares have been issued.

      Additionally, to meet working capital needs, certain officers of the Company loaned the Company a total of $174,300 for the year ended June 30, 2001. A total of $127,300 has been repaid to the officers. These transactions have been reflected in the officer's shareholder payable accounts. Also, on April 06, 2001, the Company received $30,000 from an investor and recorded the transaction as contributed capital.

      The proceeds of the convertible debt and private placements of equity met the Company's working capital needs through June 30, 2001. The Company is currently in the process of attempting to negotiate another private placement of equity securities that the Company anticipates will allow it to meet working capital requirements, although there is no assurance that the private placement will be consummated (See the Liquidity and Capital Resources section of Management's Discussion and Analysis or Plan of Operation).

EMPLOYEES

      At June 30, 2001, the Company had 34 full-time employees, 3 part-time employees and 1 contract employee, none of whom are represented by unions. As of November 8, 2001, the Company has reduced its staff to a total of 14 which is comprised of full-time, part-time and consulting staff.

COPYRIGHTS, PATENTS, TRADEMARKS, LICENSES AND CONCESSIONS

      The Company routinely copyrights its proprietary software titles. Further, the Company is in the process of securing registered trademarks on its corporate name, and its leading proprietary products. The Company has also filed a patent application in connection with its new internet browser for children, INTERNET SAFARI-TM-.

ENVIRONMENTAL MATTERS

      The Company's operations are of a nature that laws concerning the environment do not substantially affect the Company's domestic operations. The Company believes that it presently complies with these laws and that future compliance will not materially adversely affect the Company's earnings or competitive position.

ITEM 2.  DESCRIPTION OF PROPERTY.

      The Company leases its principal office location in Broken Arrow, Oklahoma, a suburb of Tulsa. The Broken Arrow office, which includes both executive offices and production space, contains approximately 8,100 square feet (1,200 sq. ft. of production/warehouse space and 6,900 sq. ft. of office space), located in a business office park at 3101 N. Hemlock Circle, Broken Arrow, Oklahoma. The lease expires December 1, 2004.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the period from July 1, 2,000 through June 30, 2001.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION:

      Shares of the Company's Common Stock are traded in the over-the-counter system, through the NQB Bulletin Board under the symbol "HTSF." The range of high and low bid information for the Company's Common Stock during the last two years and the Transition Period, as reported by the NASDAQ Stock Market, Inc., was as follows:

QUARTER ENDED                               HIGH BID          LOW BID
-------------                               --------          -------
June 30, 1998                               $0.5313           $0.4063
September 30, 1998                          $0.4375           $0.1500
December 31, 1998                           $0.2500           $0.1250
March 31, 1999                              $5.9375           $0.1700

June 30, 1999                               $2.0000           $1.2188
September 30, 1999                          $1.7813           $1.2188
December 31, 1999                           $4.8438           $1.2500
March 31, 2000                              $5.0000           $1.7500

June 30, 2000                               $2.0000           $1.3750

September 30, 2000                          $2.7187           $0.7500
December 31, 2000                           $1.8750           $0.4688
March 31, 2001                              $1.5312           $0.4688
June 30, 2001                               $0.7187           $0.2200

      The above quotes reflect inter-dealer prices without retail mark-up or markdown or commissions, and may not represent actual transactions.

HOLDERS:

      As of June 30, 2001, there were 463 holders of record, and according to the Company's estimate approximately 3,000 beneficial owners, of the Company's Common Stock.

DIVIDENDS:

      Since its inception, no cash dividends have been paid on the Company's Common Stock and the Company does not anticipate paying cash dividends in the foreseeable future.


RECENT SALES OF UNREGISTERED SECURITIES:

      During the three months ended June 30, 2001, the Company has issued the following securities without registering the securities under the Securities Act of 1933:

--------------------------------------------------------------------------------
            Class of Persons                          Consideration
--------------------------------------------------------------------------------
Investment Partnerships                    A total of 300,000 shares of common
                                           stock were issued to induce parties
                                           to extend two separate promissory
                                           notes.
--------------------------------------------------------------------------------
Individuals                                A total of 195,930 shares of common
                                           stock were issued for investor
                                           relations, marketing and financial
                                           services as well as finder fees
                                           associated with financing
                                           arrangements.
--------------------------------------------------------------------------------
Investment                                 Group A total of 717,871 shares of
                                           common stock were issued to an
                                           investment group for conversion of
                                           preferred stock.
--------------------------------------------------------------------------------
Individual                                 A total of 50,000 shares of common
                                           stock were issued as penalty for
                                           non-payment of debt.
--------------------------------------------------------------------------------
Individual                                 A total of 200,000 shares of common
                                           stock were issued to an individual
                                           for collateral on a promissory note.
--------------------------------------------------------------------------------

      The Company has agreed to issue a total of 180,000 shares of common stock associated with penalty provisions resulting from delays in filing a registration statement.

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

      Through the fiscal year ending June 30, 2001, the three months ended June 30, 2000, and the fiscal year ending March 31, 2000, the Company's product line was comprised of approximately 50 educational software programs that assist young children in pre-kindergarten through the 6th grade to practice and learn basic curriculum subjects. In early 1999, Heartsoft began to evaluate potential business opportunities regarding the development and distribution of a new software product that would restrict the viewing of inappropriate material over the internet by young children. During the first calendar quarter of 1999, the Company committed to the design and development of a secure children's internet browser. On February 7, 2001, the Company released its new secure internet browser for children, INTERNET SAFARI-TM- Version 1.0. The release of INTERNET SAFARITM has broadened the Company's product line to include an internet-based software solution.

      The Company intends to continue to expand its traditional educational software business through internal growth as well as by reallocating some of the Company's anticipated savings obtained from staffing reductions and redistributing them on the introduction and sale of INTERNET SAFARI-TM-. During Fiscal Year 2002, the Company intends to use the internet to expand its geographic reach deeper into the consumer market both in the United States and internationally.

      For the year ended March 31, 2000, the Company experienced a loss of $1,620,448 and accumulated a total deficit of $4,901,959. For the three months ended June 30, 2000, the Company experienced a loss of $494,755 and accumulated a total deficit of $5,396,714. For the year ended June 30, 2001, the Company experienced a loss of $2,969,880 and a total deficit of $8,366,594. These losses and accumulated deficit have been primarily caused by the Company's efforts in positioning itself for the release of INTERNET SAFARI-TM- and are related, for the most part, to marketing and general and administrative expenses. The Company does not anticipate reaching profitability for at least 18 months.

      To reach profitability, the Company plans, among other things, to do the following:

- Expand the marketing of all of the Company's products for the consumer and school markets by utilizing additional marketing resources such as direct mail, on-line purchasing, demonstration versions of key products, magazine advertising and more;
- Develop a formal business plan for Plug Invention Technologies, Inc. and forge an alliance with a joint venture partner having sufficient resources to expedite the introduction of the Company's proprietary pornographic image recognition and detection technology and other Internet security solutions to corporations, organizations and governmental agencies throughout North America;
- Shift marketing emphasis from the utilization of in-house sales representatives to a greater dependence upon lower cost, strategic joint venture partners to market the Company's product line both in the United States and internationally;
- Expand the marketing of Internet Safari to both Original Equipment Manufacturers (OEMs) and Internet Service Providers (ISPs); and
- Consider the sale of the Company's oldest product line to obtain the resources to introduce Internet Safari more effectively in both the education and the consumer markets.

      The Company plans to strengthen its brand name awareness and position and to utilize its technological infrastructure and software development capabilities to continue refining and upgrading its current and future products. Accordingly, the Company intends to invest in marketing and advertising, new partnerships and strategic alliances, and its technology infrastructure. The Company also anticipates that it will continue to experience losses similar to or greater than those described above during the next 18 months. Significant increases in the Company's advertising and marketing campaigns will contribute to such loss. The Company believes that this program of expansion is necessary to continue building its brand recognition and ability to generate revenues.

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

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2001 VS. YEAR ENDED JUNE 30, 2000

Net Revenue

      Revenue for the year ended June 30, 2001 increased to $513,996 from $341,580 for the year ended June 30, 2000, an increase of 50%. The increase resulted primarily from implementing a marketing strategy that included internal reorganization of the Company's sales and marketing division, performing an extensive analysis of product sales and rebundling products to enhance sales as well as continuing efforts to promote educational programs to schools while maintaining existing reseller business. It also included higher attendance at trade shows and increased direct mail, email and fax campaigns.

Cost of Production

      Cost of production includes all costs associated with the acquisition of raw materials, assembly of finished products, warehousing, shipping, and payroll associated with production and shipping of finished products. This expense category also includes labor costs associated with maintaining and implementing enhancements to existing educational programs (software maintenance costs) as well as miscellaneous costs related to the needs of the Production Department. Cost of production for the year ended June 30, 2001 was $410,250 compared to $205,980 for the year ended June 30, 2000, an increase of $204,270 or 99%. Software maintenance costs associated with maintaining and enhancing existing educational programs increased approximately $143,390, primarily as a result of expensing Internet Safari labor costs subsequent to its release. Payroll and benefits costs increased $42,254 primarily from the addition of a technical support employee for part of the year, coupled with annual increases for existing employees as well as an increase in benefits. Expenses for office rent increased $17,152 as a result of leasing additional office space during the year.

Sales and Marketing

      Sales and marketing expenses for the year ended June 30, 2001 were $903,035 versus $590,321 for the year ended June 30, 2000, an increase of $312,714 or 53%. Since late 1999, the education sales division has been reorganized and expanded. During fiscal year 2001, the Sales Department increased attendance at industry trade shows that lead to increased expenses. Additionally, the Sales Department utilized temporary personnel to fill selected positions, and then upon satisfactory completion of work assignments hired these individuals as full-time employees that lead to an increase in contract labor. An approximate breakdown by component of the major increases in sales and marketing expense follows: payroll and benefits $225,119; travel and conferences $76,636; commissions $39,438 from increased sales; and contract labor $18,185. The above increases were partially offset by a $99,893 decrease in advertising expenses.

      Overall, advertising expenses for the year ended June 30, 2001 were lower due to stabilization in marketing material costs. Historically, it had been necessary to ramp-up marketing materials which included purchasing, creating and printing new sales materials and promotional items to meet the increased sales presence. Additionally, advertising cost decreased as a result of the Company experiencing delays in raising capital.

General and Administrative

      Total general and administrative (G&A) expense for the twelve months ended June 30, 2001 was $1,616,813 compared to $1,217,413 for the same period in 2000, an increase of $399,400 or 33%. The primary reason for this increase relates to accruing penalties totaling $339,324. A breakdown of the major components of the penalty accrual is as follows: $227,810 in connection with amending a Stock Purchase Agreement whereby the Company agreed to issue 300,000 shares of common stock in order to eliminate any liability the Company might have under a penalty provision in that Stock Purchase Agreement; $71,602 for recording a penalty provision for late registration filing; $20,000 to extend two promissory notes; and $13,500 as a result of issuing stock for non payment of a note.

      Additional factors causing the increase in G&A expense can be attributed to taking the necessary steps to build the Company's infrastructure. These factors include the addition of a Chief Financial Officer, addressing regulatory reporting issues, and strengthening strategic customer and investor relationships, all of which are critical to minimizing risks to the Company and execution of its business plan. An approximate breakdown by component (excluding the penalty accrual indicated above) of other major increases in G&A expense follows: payroll and benefits $125,564; professional costs related to legal fees, and investment service fees $107,907; and amortization of debt issuance costs of $60,979. The above G&A expense increases were partially offset with decreases resulting from a March 31, 2000 bonus expense accrual for awards relating to the issuance of stock to employees for $88,272, lower accounting and consulting fees totaling $78,888, and lower costs for seminars and travel totaling $79,525.

THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999 (TRANSITION REPORT)

Net Revenue

      Revenue for the three months ended June 30, 2000 increased to $164,307 from $117,800 for the three months ended June 30, 1999, an increase of $46,507 or 39%. The increase is primarily the result of expanding the Sales and Marketing Department in late 1999 (expanding the education sales division from five to eleven employees) and continuing the implementation of a broad-based marketing strategy. The marketing strategy focused on adding quality sales personnel and directing their efforts in promoting educational programs to schools while maintaining existing reseller business. It also included higher attendance at trade shows and increased direct mailings, both of which contributed to the increase in revenues.

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

Sales and Marketing

      Sales and marketing expenses for the three months ended June 30, 2000 were $196,814 versus $54,992 for the three months ended June 30, 1999, an increase of $141,822 or 258%. As noted previously, in the Net Revenue discussion, the Sales and Marketing Department was expanded in late 1999 and the Company's broad-base marketing strategy is continuing to be implemented. All of the above factors, coupled with direct mail campaigns targeted at schools, new advertising materials and higher attendance at industry trade-shows lead to increased expenses in sales and marketing. An approximate breakdown by component of the major increases in sales and marketing expense follows: payroll and benefits $67,160, advertising $54,737 and conferences $7,956.

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


LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of liquidity include cash and accounts receivable of $10,733.

      Due to operating losses resulting from execution of the Company's business plan during fiscal 2001 and continuing into fiscal 2002, the Company remains significantly reliant on external funding sources to continue operations. For the year ending June 30, 2001, the Company experienced an operating loss and negative cash flows from operating activities of $2,969,880 and $1,760,220, respectively. For the three months ended June 30, 2000, the Company experienced an operating loss and negative cash flows from operating activities of $494,755 and $375,801, respectively.

      In order to finance these losses, the Company secured approximately $2,300,000 in funding for the year ending June 30, 2001 through placement of debt and common stock.

      Although the Company has substantially reduced its overhead by reducing expenses across the board, including reducing its total full-time, part-time, and consulting staff from a high of 36 people during January 2001, to 14 as of November 8, 2001, the Company remains dependent on additional outside funding. Currently, the Company has outstanding obligations to its vendors, current and previous employees and consultants. While the Company remains hopeful that additional financing will be completed, any delay in completing additional financing to meet current liabilities and growth needs remains a possibility. There is no assurance that the Company will secure future financing.

Management's Plan

      The Company believes that its substantial investment in the development of INTERNET SAFARI-TM- represents a key element of its future and that the Company can become a leading player in the children's Internet market once funding is obtained.

      Additionally, the Company previously formed a wholly owned subsidiary, Plug-Invention Technologies, Inc. to develop and market the company's proprietary pornographic image recognition and detection technology and other internet security solutions to corporations, organizations and governmental agencies throughout North America. In September 2001, the Company entered into an agreement with SplitSecondServices, Inc. to develop a comprehensive business plan for Plug-Invention Technologies. The business plan, which is expected to be completed on or about November 30, 2001, will be used to present funding opportunities to venture capitalists and angel investors, and will clearly outline the business opportunities that exist for the Company's proprietary internet security solutions. The Company anticipates receiving approximately $1.8 million in up-front licensing revenue over a six-month period from this opportunity as well as royalties on future product sales.

In order to reach profitability, the Company plans, among other things, to do the following:

- Complete the formal business plan for Plug Invention Technologies, Inc. and forge an alliance with a joint venture partner having sufficient resources to expedite the introduction of the Company's proprietary pornographic image recognition and detection technology and other internet security solutions to corporations, organizations and governmental agencies throughout North America;

- Shift marketing emphasis from the utilization of in-house sales representatives to a greater dependence upon lower cost, strategic joint venture partners to market the Company's product line both in the United States and internationally;

- Expand the marketing of INTERNET SAFARI-TM- to both Original Equipment Manufacturers (OEMs) and Internet Service Providers (ISPs); and

- Consider the sale of the Company's oldest product lines to obtain the resources to introduce INTERNET SAFARI-TM- more effectively in both the education and the consumer markets.

   To continue operations and finance the continuing costs of product development and enhancements, beginning on or around November 15, 2001, the Company shall offer a Private

Offering Memorandum consisting of a maximum of 3,000,000 shares of 10% Series B Convertible Preferred Stock at a cost of $1.00 per share. The Company anticipates receiving approximately $2.6 million, after deducting offering expenses and costs. However, the Company has no formal commitments for equity placements. The ability of the Company to implement its operating plan and to continue as a going concern depends on its ability to raise equity capital and, ultimately, to achieve profitable operations.

ITEM 7. FINANCIAL STATEMENTS.

      The Financial Statements of the Company are set forth on pages F-1 through F-19 inclusive, found at the end of this report.

                                      INDEX TO FINANCIALS STATEMENTS
Independent Auditors' Report..................................................................F-1

Balance Sheet at June 30, 2001................................................................F-2

Statements of Operations for the years ended June 30, 2001 and 2000 (unaudited) , for the three month periods ended June 30, 2000 and 1999 (unaudited) and for the year ended March 31, 2000.....................................................................F-4

Statements of Changes in Stockholders' Equity for the year ended June 30, 2001, for the three month period ended June 30, 2000, and for the  year ended March 31, 2000........F-5

Statements of Cash Flows for the years ended June 30, 2001 and 2000 (unaudited), for the three month periods ended June 30, 2000 and 1999 (unaudited) and for the year ended March 31, 2000.............................................................F-7

Notes to Financial Statements.................................................................F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The following sets forth information as of June 30, 2001 concerning the Company's executive officers and directors:

NAME                               AGE     POSITION
--------------------------------------------------------------------------------

Benjamin P. Shell, Jr.           38        Chairman of the Board, President and
                                           Chief Executive Officer
--------------------------------------------------------------------------------

Jimmy L. Butler, Jr.             37        Director, Vice-President of

                                           and Secretary
--------------------------------------------------------------------------------

Kathleen Hurley                  55        Director
--------------------------------------------------------------------------------

Rodger Graham (1)                48        Chief Financial Officer
--------------------------------------------------------------------------------

Juanita L. Seng (2)              48        Vice President, Sales and Marketing
--------------------------------------------------------------------------------

Dana Swift (3)                   49        Chief Technology Officer
--------------------------------------------------------------------------------

(1) Joined the Company on August 28, 2000.
(2) Resignation from the Company became effective September 30, 2001.
(3) Became Chief Technology Officer effective September 1, 2000.

BENJAMIN P. SHELL, CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER

      As a co-founder of Heartsoft, Benjamin Shell has played a key role in the development and growth of the Company since its inception. Since 1989, Mr. Shell has served as the Company's President, Chief Executive Officer and Chairman of the Board of Directors. Not only has he overseen the development of over 60 of the Company's former and current software titles, but he is also personally responsible for programming more than 50 of those titles himself. Mr. Shell firmly believes in the principle that a strong management team augmented with a talented and highly creative staff is required to profitably compete in today's rapidly changing education technology markets.

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

RODGER GRAHAM, CHIEF FINANCIAL OFFICER

      Mr. Graham joined the Company as its Chief Financial Officer on August 28, 2000. Mr. Graham brings over 20 years of broad-based experience in the areas of accounting, strategic planning, and risk management to the Company. Prior to joining Heartsoft, Inc., Mr. Graham was Vice President, Treasurer, and Controller for BuyItNow.com, an on-line webplaza of specialty Internet retail stores. At BuyItNow.com, his responsibilities included:
   -  the evaluation and direction of financial and human resource activities;
   -  overseeing the budgeting process;
   -  implementation of cost controls; and
   -  reporting of financial results.

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

DANA SWIFT, CHIEF TECHNOLOGY OFFICER

      Mr. Swift joined Heartsoft in 1995 and brought along over 20 years experience as a software engineer. Nearly half of that time was spent working as a contractor with the Strategic Defense Command and the Strategic Defense initiative, where he also had the opportunity to write his first browser. Previous to this, Mr. Swift had approximately 12 years experience in the area of flight simulation development. NASA, the Jet Propulsion Laboratory and the U.S. Geological Survey have also been beneficiaries of his programming expertise. Mr. Swift's most recognizable achievement in the scientific community has occurred with the software he developed to collect and organize the massive amounts of interplanetary data collected from deep space probes.

      Dana has worked with Heartsoft through the last two product development cycles and will play a key role in developing new products as well as enhancing existing products.

ITEM 10. EXECUTIVE COMPENSATION.

      The following table sets forth information with respect to compensation received by the Chief Executive Officer, Vice-President of Sales and Marketing, Chief Technology Officer and Chief Financial Officer. During the past three fiscal years and the three months ended June 30, 2000, no other executive officers of Heartsoft received a total annual salary and bonus that exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

           Name and                                                                        Other Annual
     Principal Positions             Period             Salary            Bonus            Compensation
--------------------------------------------------------------------------------------------------------------------
Benjamin P. Shell,                 2001 Fiscal Year      $ 109,200              N/A        $ 20,461(2)
   President and Chief             Transition Period     $  29,400              N/A        $  2,361(2)
   Executive Officer               2000 Fiscal Year      $  70,125(1)           N/A        $  9,400(2)
                                   1999 Fiscal Year      $  46,800              N/A        $  9,444(2)

Juanita L. Seng,                   2001 Fiscal Year      $ 100,000        $   6,744        $  5,200(2)
   Vice-President,                 Transition Period     $  26,923        $   1,206        $  2,563(5)
   Sales and Marketing             2000 Fiscal Year(3)   $  50,000        $  76,875(4)     $  6,752(5)

Dana Swift,                        2001 Fiscal Year      $ 100,000        $   5,000        $  4,000(2)
   Chief Technology Officer

Rodger Graham,                     2001 Fiscal Year      $ 84,615(6)            N/A        $  4,400(2)
   Chief Financial Officer
--------------------------------------------------------------------------------------------------------------------

(1) From April 1, 1999 to November 15, 1999, Mr. Shell received a base salary of $46,800 per year. On November 15, 1999, Mr. Shell's base salary increased to $109,000 per year.
(2) Unless otherwise specified, All Other Annual Compensation consists of a car allowance provided by the Company.
(3) Ms. Seng was hired in October of 1999. The figures under Ms. Seng's Salary, Bonus and Other Annual Compensation reflects payments made from October of 1999 to March 31, 2000.

(4) This figure includes a $5,000 signing bonus and a initial stock grant of 50,000 shares, both of which became due upon Ms. Seng's execution of her Engagement Agreement with the Company. The stock was issued to Ms. Seng on approximately October 18, 1999 when the price of the Company's Common Stock closed at $1.4375.
(5) These figures include $5,625 paid to provide housing for Ms. Seng in Tulsa through June of 2000. As of June of 2000, Ms. Seng has relocated to Tulsa and will no longer receive a monthly stipend for housing. The remaining portion under All Other Annual Compensation for 2000 for Ms. Seng consists of car allowance provided by the Company.
(6) Mr. Graham was hired in August of 2000. The figures under Mr. Graham's Salary and Other Annual Compensation reflects payments made from August of 2000 to June 30, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2001 by (i) each director, (ii) each of the named executive officers, (iii) all executive officers and directors of the Company as a group, and (iv) all those known by the Company to be beneficial owners of more than five percent of the Company's Common Stock. This table is based upon information supplied by officers, directors and principal shareholders. Subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

                                                                   BENEFICIAL OWNERSHIP AS OF
                                                                         JUNE 30, 2001
                                                   -----------------------------------------------------------

NAME AND ADDRESS                                              NUMBER OF SHARES        PERCENTAGE OF TOTAL
OF BENEFICIAL OWNERS
Benjamin P. Shell, Chairman of the Board,
President,  and
Chief Executive Officer
3101 North Hemlock Circle
Broken Arrow, OK  74102                                             921,135                   5.70%

Jimmy L. Butler,  Director,  Vice-President,
Development,
and Secretary
3101 North Hemlock Circle
Broken Arrow, OK  74102                                             754,749                   4.67%

Kathleen Hurley, Director
3521 N. Military Road
Arlington, VA  22207                                                 31,000                   0.19%

Juanita L. Seng, Vice-President, Sales and
Marketing
3101 North Hemlock Circle

Broken Arrow, OK  74102
                                                                     50,000                   0.31%

Dana Swift, Chief Technology Officer
3101 North Hemlock Circle
Broken Arrow, OK  74102                                              25,000                   0.15%
                                                            ---------------------- ---------------------------

All  executive  officers  and  directors  as  a  group
(5 persons)                                                       1,781,884                  11.02%
                                                            ---------------------- ---------------------------

Hi-Tel Group
2400 East Commercial Blvd., Suite 205
Ft. Lauderdale, FL 33308                                            947,871                   5.86%

Dale Hill
5056 Westgrove Drive
Dallas, TX 75248                                                  1,101,000                   6.81%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

    EXHIBIT NO.                             DESCRIPTION
------------------------------------------------------------------------------------------------------------
         3.1                        Articles of Incorporation of the Company. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 31, 1999, which was filed on January 22, 2000.)

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

         10.54                      Investor Relations/Public Relations Consultant Contract by and between Heartsoft, Inc. and
                                    Charles J. Fabiano of Strategic Initiatives dated April 2, 2001. (Incorporated by reference to the Company's Form 10-QSB for the period ended March 31, 2001,which was filed on May 15, 2001.)

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

         10.59                      Promissory Note by and between Heartsoft, Inc. and George Fenimore dated May 11, 2001.
                                    (Incorporated by reference to the Company's Form 10-QSB for the period ended March 31,
                                    2001, which was filed on May 15, 2001.)

         10.60                      Consulting Agreement by and between Heartsoft, Inc. and 7th Wave Consulting dated May 17, 2001.

         10.61                      Consulting Agreement by and between Heartsoft, Inc. and INTERCAP FUNDING LTD dated June 1, 2001.

         10.62                      Investment Banking Agreement by and between Heartsoft, Inc. and First Avantus Securities, Inc.
                                    dated June 1, 2001.

         10.63                      Marketing Agreement by and between Heartsoft, Inc. and K-12 MICROMEDIA PUBLISHING, INC. dated
                                    June 1, 2001.

         10.64                      Officer Payable Agreement by and between Heartsoft, Inc. and Jimmy Butler, dated June 12, 2001.

         10.65                      Letter Agreement amending Convertible Promissory Note and Security Agreement by and between
                                    Heartsoft,Inc. and Glenn A. Chalker Revocable Trust dated June 14, 2001.

         10.66                      Amended and Restated Security Agreement by and between Heartsoft, Inc. and The Glenn A. Chalker
                                    Revocable Trust dated June 14, 2001.

         10.67                      Amended and Restated Convertible Promissory Note by and between Heartsoft, Inc. and The Glenn A.
                                    Chalker Revocable Trust dated June 14, 2001.

         10.68                      Finder's Fee Agreement by and between Heartsoft, Inc. and SBI Strategic Business Initiatives
                                    dated June 28, 2001.

         10.69                      Second Extension Agreement to Joint Security Agreement by and between June Limited Partnership and Alan W. Carlton Revocable Living Trust and Heartsoft, Inc. and Benjamin P. Shell
                                    dated July 9, 2001.

         10.70                      Promissory Note by and between Heartsoft, Inc. and Tim Bakamjian dated July 13, 2001.

         10.71                      Consulting Contract by and between Heartsoft, Inc. and Wells Group, Inc. dated July 18, 2001.

         10.72                      Promissory Note by and between Heartsoft, Inc. and Dale Hill dated July 24, 2001.

         10.73                      Intentionally omitted.

         10.74                      Software Distribution Agreement by and between Heartsoft, Inc. and MegaSystems LP dated August
                                    14, 2001.

         10.75                      Common Stock Purchase Agreement by and between Heartsoft, Inc. and Crowe & Dunlevy, a
                                    Professional Corporation dated August 9, 2001.

         10.76                      Promissory Note by and between Heartsoft, Inc. and A.J. Nassif dated August 10, 2001.

         10.77                      Promissory Note by and between Heartsoft, Inc. and Tim Bakamjian dated August 10, 2001.

         10.78                      Equipment Lease with Auto & Equipment Leasing by Flex, Inc. dated October 4, 2001.

         10.79                      Quotation for Services by and between Heartsoft, Inc. and SplitSecondServices, Inc. dated
                                    September 17, 2001.

         10.80                      Promissory Note by and between Heartsoft, Inc. and Juanita Seng dated September 13, 2001.

         21.1                       Subsidiaries of Heartsoft. (Incorporated by reference to the Company's Form 10-KSB/A for the period ended March 31, 1999, which was filed on January 22, 2000.)

         23.1                       Consent of Tullius Taylor Sartain & Sartain LLP.


      (b) Reports on Form 8-K:

FORM 8-K FILED ON AUGUST 15, 2000:

      On August 15, 2000, the Company filed a Form 8-k reporting that on August 4, 2000, the Board of Directors of Heartsoft, Inc. (the "Company") changed the fiscal year of the Company from the period beginning April 1 and ending March 31 to the period beginning July 1 and ending June 30. Such change in the Company's fiscal year was effective commencing with the fiscal year beginning July 1, 2001. The Company filed a transition report on Form 10-KSB for the transition period from April 1, 2000 to June 30, 2000 in accordance with and within the time periods provided in Rule 15d-10 under the Securities Exchange Act of 1934.

FORM 8-K FILED ON JULY 11, 2001:

      On July 11, 2001, the Company filed a Form 8-K reporting that on May 15, 2001, Heartsoft, Inc. filed its Form 10-QSB for the quarterly period ended March 31, 2001 and disclosed in Note 2 to the interim financial statements and in Item 5 - Other Information two recently discovered consulting agreements, one of which would have an impact on the Company's financial statements. The general information disclosed in Form 10-QSB or a corresponding press release of the Management Discussion and Analysis of Form 10-QSB follows:

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

      Upon issuance of the common stock, it was determined that the Company had not previously given accounting recognition to the agreement. The Company's financial statements as of March 31, 1999 and 2000, and June 30, 2000, as well as each of the interim financial statements issued, were restated to report the accounting recognition for the agreement. The Company's independent certified public accountants advised the Company that they withdrew their previously issued opinions on Heartsoft's financial statements included in Forms 10-KSB for the above noted periods.

      The value of the agreement, based on the September 20, 1998, trading price of the common stock into which the preferred stock was to have been convertible, was $240,000. This value should have been allocated to general and administrative expenses over the term of the agreement. The Company's legal counsel advised that the preferred stock called for in the agreement could not have been validly issued prior to the time the services were rendered. As a result, the obligation had to be reported as an accrued liability as it was accrued over the period October 1998 through March 2001. The Company's previously issued financial statements had to be amended to retroactively report the accrual. The accumulated deficit reported in the Company's balance sheet reflected on Form 10-QSB for the quarterly period ended March 31, 2001 was adjusted to reflect the retroactive accrual of this obligation.

      A review of the consulting agreement indicated the following financial impact on the balance sheets and statement of operations presented on Form 10-KSB for the periods indicated below:

                                                            MARCH 31, 1999      MARCH 31, 2000    JUNE 30, 2000
                                                            --------------      --------------    -------------
BALANCE SHEET:
--------------
   Accrued expenses previously reported                     $       92,900      $      54,052      $    76,569
   Correction to accrued expenses                                   50,803            147,118          171,197
                                                          ---------------------------------------------------------
   Restated accrued expenses                                $      143,703      $     201,170      $   247,766

   Accumulated deficit previously reported                  $   (3,230,708)     $  (4,754,841)     $(5,225,517)
   Correction to accumulated deficit                               (50,803)          (147,118)        (171,197)
                                                          ---------------------------------------------------------
   Restated accumulated deficit                             $   (3,281,511)     $  (4,901,959)     $(5,396,714)

STATEMENT OF OPERATIONS:
------------------------
   G&A expense previously reported                          $       544,751     $     925,162   $   328,568
   Correction to G&A expense                                         50,803            96,315        24,079
                                                          ------------------------------------------------------
   Restated G&A Expense                                     $       595,554     $   1,021,477   $   352,647

   Net loss previously reported                             $     (527,081)     $  (1,524,133)  $  (470,676)
   Correction to net loss                                          (50,803)           (96,315)      (24,079)
                                                          ------------------------------------------------------
   Restated net loss                                        $     (577,884)     $  (1,620,448)  $  (494,755)

   Earnings per share previously reported                   $        (0.07)     $       (0.14)  $     (0.04)
   Correction to earnings per share                                  (0.01)             (0.01)            -
                                                          ------------------------------------------------------
   Restated earnings per share                              $        (0.08)     $       (0.15)  $     (0.04)

      On February 1, 1999 the Company also entered into a Non Circumvention and Consulting Agreement with Intercap Funding LTD. Under the agreement, Intercap was to provide Heartsoft with various services for a period of 180 days and it automatically renewed on the first day of each month thereafter for nine months. Intercap was to receive a finder's fee in cash equal to a certain percentage of all amounts invested in the Company. In addition, the Company was to issue warrants equal to a specified percentage of the number of shares purchased by any introduced parties. In connection with this agreement the Company should have issued 178,763 warrants to Intercap. The warrants were exercisable over five years at values ranging from $1.3437 to $3.4375 per warrant. The warrants were a cost of the capital that was raised and their issuance would not have affected the Company's financial statements.

      On June 1, 2001, the Company and Intercap Funding LTD entered into a new Consulting Agreement. The new agreement cancelled the Non Circumvention and Consulting Agreement, dated February 1, 1999. Pursuant to the new agreement, the Consultant also agreed to surrender any and all rights that the Consultant had to any warrants to purchase shares of common stock of the Company to which the Consultant was entitled under the Non Circumvention and Consulting Agreement.

FORM 8-K FILED ON OCTOBER 19, 2001:

      On October 19, 2001, the Company filed a Form 8-k reporting that due to the press of other business and delays in completing the Company's financial statements, the Company was unable to complete its Form 10-KSB for the period ended June 30, 2001 (the "Form 10-KSB") by September 28, 2001 and, as a result, the Company filed a Form 12b-25 (Notification of Late Filing) on September 28, 2001.


SUMMARY OF RISK FACTORS

THE COMPANY'S FUTURE SUCCESS DEPENDS UPON KEY EMPLOYEES.

      The Company has experienced significant changes in its business, including but not limited to, an expansion in the Company's customer base as well as its product lines. Such changes have placed and may continue to place a significant strain on the Company's employees. The Company believes that its future success may depend in part upon its ability to retain existing, as well as, attract highly skilled technical, managerial and marketing personnel. Competition for such personnel can be intense.

      Additionally, the loss of one or more of senior management could have a material adverse effect upon the Company. In order to reduce the risk of losing key employees, the Company entered into employment agreements with key management personnel.

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

THE COMPANY MAY NOT BE ABLE TO EFFECTIVELY PROTECT ITS INTELLECTUAL PROPERTY.

      The Company's success is heavily dependent upon its confidential and proprietary intellectual property. The Company relies primarily on a combination of copyright, trademark and trade secret laws. The Company has filed a preliminary patent application in connection with its new Internet browser for children, INTERNET SAFARI-TM-. Trade secret and copyright laws afford only limited protection.


THE COMPANY MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING NECESSARY TO SUSTAIN AND GROW ITS OPERATIONS.

      The Company's audited financial statements for the fiscal year ended March 31, 2000, for the three months ended June 30, 2000, and for the fiscal year ended June 30, 2001 have been qualified on a going concern basis principally due to lack of long term financing to achieve its goal of effectively developing and marketing its new secure Internet browser for children, INTERNET SAFARI-TM-. To date, the Company has funded its transition period to the introduction of INTERNET SAFARI-TM- primarily through revenues generated by other products and debt and equity financings. The Company will need additional capital before INTERNET SAFARI-TM- begins generating a sufficient cash flow to sustain operations and anticipated growth.

THE COMPANY'S REVENUES DEPEND ON CONTINUED MARKET ACCEPTANCE OF PRODUCTS.

      To date, the Company has derived substantially all of its revenue from the sale of approximately 50 educational programs. Accordingly, the Company's results will depend on continued market acceptance of these existing products and acceptance of its new products, including INTERNET SAFARI-TM-. Failure to achieve such acceptance could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                       HEARTSOFT, INC.
                       (Registrant)

Date:  11/14/01
                        /s/ Benjamin P. Shell
                       --------------------------------------------------------
                       Benjamin P. Shell, Chairman of the Board, President, and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  11/14/01
                        /s/ Benjamin P. Shell
                       --------------------------------------------------------
                       Benjamin P. Shell, Chairman of the Board, President, and Chief Executive Officer
                       (Principal Executive Officer)

Date:  11/14/01
                        /s/ Jimmy L. Butler
                       --------------------------------------------------------
                       Jimmy L. Butler, Jr., Director and Vice-President

Date:  11/14/01
                        /s/ Rodger Graham
                       ---------------------------------------------------------
                       Rodger Graham, Chief Financial Officer
                       (Principal Financial Officer)


Date:  11/14/01
                        /s/ Kathy Howell
                       ---------------------------------------------------------
                       Kathy Howell, Chief Financial Controller
                       (Principal Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Heartsoft, Inc.

We have audited the accompanying balance sheet of Heartsoft, Inc., as of June 30, 2001, and the related statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years ended June 30, 2001 and March 31, 2000, and the three month period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heartsoft, Inc. as of June 30, 2001, and the results of its operations and its cash flows for the years ended June 30, 2001 and March 31, 2000, and the three month period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company stockholders' deficiency is $634,448, and it has experienced recurring losses and negative cash flows from operating activities, which increased to $2,969,880 and $1,760,220 respectively, for the year ended June 30, 2001. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma
November 8, 2001

                                 HEARTSOFT, INC.

                                  BALANCE SHEET

                                  June 30, 2001

  Assets
  Current assets:
     Cash                                                   $         -
     Accounts receivable, trade, net of allowance
       of $31,128                                                10,733
     Note receivable-officer                                    260,983
     Inventories, at cost                                        57,260
     Other                                                       48,277
                                                            -----------

  Total current assets                                          377,253

  Property and equipment, at cost:
     Property and equipment                                     292,933
     Less accumulated depreciation                              155,359
                                                            -----------

  Property and equipment, net                                   137,574

  Other assets:
     Developed software, net                                    934,823
     Other                                                        4,668
                                                            -----------

  Total other assets                                            939,491
                                                            -----------

  Total assets                                              $ 1,454,318
                                                            ===========

                       See notes to financial statements.

                                 HEARTSOFT, INC.

                                  BALANCE SHEET

                                  June 30, 2001

Liabilities and Stockholders' Deficiency
Current liabilities:
   Accounts payable                                            $     493,779
   Accrued expenses                                                  334,435
  Notes payable                                                    1,232,013
                                                               -------------

Total current liabilities                                          2,060,227

Long-term notes payable                                               28,539

Commitments and contingencies                                              -


Stockholders' deficiency:
   Preferred stock, $0.01 par value, 5,000,000 shares
      authorized, 642,000 shares issued                                6,420
  Common stock, $0.0005 par value, 30,000,000 shares
      authorized, 16,167,453 shares issued                             8,084
  Additional paid-in capital                                       7,717,642
   Accumulated deficit                                            (8,366,594)
                                                               -------------

Total stockholders' deficiency                                      (634,448)
                                                               -------------

Total liabilities and stockholders' deficiency                 $   1,454,318
                                                               =============

                       See notes to financial statements.

                                 HEARTSOFT, INC.

                            STATEMENTS OF OPERATIONS

                                                  Years                       Three month                 Year
                                                  ended                      periods ended                ended
                                                 June 30,                       June 30,                 March 31,
                                     -----------------------------    ------------------------------   ------------
                                           2001           2000           2000             1999             2000
                                     -----------------------------    -----------    ---------------   --------------
                                                      (unaudited)                      (unaudited)
Net sales                            $     513,996   $     341,580    $   164,307    $      117,800    $    315,557

Costs and expenses:
  Costs of production                      410,250         205,980         62,322            20,783         158,988
  Sales and marketing                      903,035         590,321        196,814            54,992         462,643
  General and
    administrative                       1,616,813       1,217,413        352,647           152,258       1,021,477
  Depreciation and
    amortization                           198,274         159,888         40,337            29,286         148,837
                                     -------------   -------------    -----------    --------------    ------------

Total operating expenses                 3,128,372       2,173,602        652,120           257,319       1,791,945
                                     -------------   -------------    -----------    --------------    ------------

Operating loss                          (2,614,376)     (1,832,022)      (487,813)         (139,519)     (1,476,388)

Other income and expense:
  Interest expense                         370,237         134,073         (3,101)          (12,118)       (143,089)
  Other, net                               (14,733)          3,109         (3,841)             (704)           (971)
                                     -------------   -------------    ------------   --------------    -------------

                                           355,504         137,182         (6,942)          (12,822)       (144,060)
                                     -------------   -------------    -----------    --------------    ------------

Loss before income taxes                (2,969,880)     (1,969,204)      (494,755)         (152,341)     (1,620,448)

Income taxes                                     -               -              -                 -               -
                                     -------------   -------------    -----------    --------------    --------------

Net loss                             $  (2,969,880)  $  (1,969,204)   $  (494,755)   $     (152,341)   $ (1,620,448)
                                     =============   =============    ===========    ==============    ==============

Net loss per common
 share - basic and diluted           $       (0.22)  $       (0.27)   $     (0.04)   $        (0.02)   $     (0.15)
                                     =============   =============    ===========    ==============    ==============

                       See notes to financial statements.

                                 HEARTSOFT, INC.

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                            Year ended June 30, 2001,
                   Three month period ended June 30, 2000 and
                            Year ended March 31, 2000

                                                                            Additional
                               Preferred Stock          Common Stock         Paid-in       Accumulated
                           -----------------------------------------------
                             Shares       Amount      Shares     Amount      Capital         Deficit          Total
                           ------------ ----------  ----------  --------    ----------     -----------     ----------
Balance, March 31, 1999     378,500        $3,785   9,169,214    $4,585     $3,239,486     $(3,281,511)    $  (33,655)

Convert preferred stock
  to common                (326,500)       (3,265)    165,200        83          3,182              -               -
Sale of preferred stock     775,000         7,750           -         -        689,750              -         697,500
Sale of common stock              -             -   1,500,000       750      1,385,271              -       1,386,021
Stock issued for
  services                        -             -     191,835        96        148,271              -         148,367
Stock issued for
  debt repayment                  -             -     140,000        70        139,930              -         140,000
Common stock issued in
  lieu of preferred
  dividends                       -             -      39,088        19            (19)             -               -
Adjustments of
  previous issuances              -             -    (150,000)      (75)            75              -               -
Net loss                          -             -           -         -              -      (1,620,448)    (1,620,448)
                           ------------ ---------- -----------  ---------- -----------     -----------     ----------

Balance, March 31, 2000     827,000         8,270  11,055,337    5,528      5,605,946       (4,901,959)       717,785

Stock issued
  for services                    -             -      25,000       125           (125)             -               -
Cash received for stock
  unissued                        -             -           -         -        247,500              -         247,500
Net loss                          -             -           -         -              -        (494,755)      (494,755)
                           ------------ ---------- -----------  ---------- -----------     -----------     ----------

Balance, June 30, 2000      827,000        $8,270  11,080,337    $5,653     $5,853,321     $(5,396,714)    $  470,530

                       See notes to financial statements.

                                 HEARTSOFT, INC.

                            Year ended June 30, 2001,
                   Three month period ended June 30, 2000 and
                            Year ended March 31, 2000

                              Preferred Stock           Common Stock        Additional
                           --------------------------------------------      Paid-in     Accumulated
                            Shares      Amount      Shares       Amount      Capital        Deficit         Total
                           ----------------------------------------------------------------------------------------
Balance, June 20, 2000      827,000    $  8,270    11,080,337   $  5,653   $ 5,853,321   $  (5,396,714) $   470,530

Convert preferred stock
  to common                (185,000)     (1,850)      742,505        371         1,479              -             -
Sale of common stock              -           -     1,463,181        732       860,831              -       861,563
Stock issued for
  services                        -           -     1,440,430        608       325,277              -       325,885
Stock issued as
 consideration
 for financings                   -           -       880,000        440       395,200              -       395,640
Stock issued for                  -           -       350,000        175       241,160              -       241,335
penalties
Stock issued
 for compensation                 -           -        11,000          5        10,474              -        10,479
Stock issued for                  -           -       200,000        100          (100)             -             -
collateral
Capital contribution              -           -             -          -        30,000              -        30,000
Net loss                          -           -             -          -             -      (2,969,880)  (2,969,880)
                           ----------------------------------------------------------------------------------------
Balance, June 30, 2001      642,000    $  6,420    16,167,453   $  8,084   $ 7,717,642   $  (8,366,594) $  (634,448)
                           ========================================================================================

                       See notes to financial statements.

                                 HEARTSOFT, INC.

                            STATEMENTS OF CASH FLOWS

                                                   Years                   Three month               Year
                                                   ended                  Periods ended              ended
                                                   June 30,                  June 30,               March 31,
                                        ----------------------------  -------------------------   -----------
                                            2001            2000         2000           1999          2000
                                        ----------------------------  -------------------------   -----------
                                                         (unaudited)                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                $(2,969,880)    $ (1,969,204) $  (494,755) $   (152,341)  $(1,620,448)
Adjustments to reconcile net loss to
  net cash used in operating
activities:
   Depreciation and amortization            198,274          159,888       40,337        29,286       148,836
   Stock issued for services and            973,339          305,433            -             -       148,268
other
   Changes in:
     Accounts receivable                     53,679            1,816      (33,757)      (19,630)       15,943
     Note receivable - officer             (260,983)           3,281            -             -             -
     Inventories                            (10,240)               -       (1,328)      (12,836)      (25,343)
     Other assets                           (41,218)         (13,833)       2,220         2,280         5,380
     Accounts payable                       210,140          128,042       64,886       (32,635)       25,013
     Accrued expenses                        86,669           97,956       46,596         6,108        57,467
                                        -----------     ------------  -----------  ------------   -----------
Net cash used in operating activities    (1,760,220)      (1,286,621)    (375,801)     (179,768)   (1,244,884)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Capitalized software development           (353,975)        (253,303)     (86,397)      (32,378)     (199,283)
costs
Payments for the purchase of property       (65,189)         (79,311)      (8,775)       (3,205)      (75,554)
                                        -----------     ------------  -----------  ------------   -----------
Net cash used in investing activities      (419,164)        (332,614)     (95,172)      (35,583)     (274,837)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Capital contribution                         30,000                -            -             -             -
Proceeds from issuance of notes           1,499,172          299,543            -        79,500             -
payable
Proceeds from issuance of common            861,563        2,138,454      247,375       175,509     2,083,521
stock
Principal payments on notes payable        (305,171)        (729,945)     (17,376)      (77,070)     (270,595)
                                        -----------     ------------  -----------  ------------   -----------
Net cash provided by financing            2,085,564        1,708,052      229,999       177,939     1,812,926
activities
                                        -----------     ------------  -----------  ------------   -----------
Net increase (decrease) in cash             (93,820)          88,817     (240,974)      (37,412)      293,205
Cash at beginning of period                  93,820            5,003      334,794        41,589        41,589
                                        -----------     ------------  -----------  ------------   -----------
Cash at end of period                   $         -     $     93,820  $    93,820  $      4,177   $   334,794
                                        ===========     ============  ===========  ============   ===========

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for         $    15,318     $     53,359  $     3,101  $      8,112   $   203,089
interest
                                        ===========     ============  ===========  ============   ===========
Common stock issued for debt repayment  $    40,000     $          -  $         -  $          -   $   140,000
                                        ===========     ============  ===========  ============   ===========

                                 HEARTSOFT, INC.

                          NOTES TO FINANCIAL STATEMENTS

       Years ended June 30, 2001 and 2000 (unaudited) and March 31, 2000,
          Three month periods ended June 30, 2000 and 1999 (unaudited)


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Heartsoft, Inc., including its subsidiary described below ("Heartsoft" or the "Company"), a publicly held Delaware corporation, was formed on January 15, 1988. On August 16, 1991, Heartsoft Software, Inc., an Oklahoma corporation, was organized as a wholly owned subsidiary of Heartsoft, in which the actual day-to-day operations of the Company are conducted. A subsidiary, Plug Invention Technologies, Inc., was formed on July 17, 2000, and had no operations during fiscal 2001.

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

ADVERTISING AND MARKETING COSTS

The Company expenses advertising costs, excluding co-operative advertising, as incurred. Co-operative advertising programs are initially capitalized and then expensed over the period of the specific contract for services. Capitalized advertising costs are not material at June 30 2001. Advertising costs totals $137,364 and $237,257 for the years ended June 30, 2001 and 2000, respectively, $74,596 and $9,040 for the periods ended June 30, 2000 and 1999, respectively, and $171,701 for the year ended March 31, 2001.

DEPRECIATION

The Company's property and equipment is carried at cost and depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method over a seven-year period for both financial reporting and federal income tax purposes.

DEVELOPED SOFTWARE

Costs for new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. Once the project reaches technological feasibility, all software development costs are capitalized until the project is ready for release. Software development costs are amortized on the straight-line method over a maximum of seven years or the expected life of the product, whichever is less. Amortization expense of software development costs totals $164,530 and $135,354 for the years ended June 30, 2001 and 2000, respectively, $34,438 and $33,764 for the periods ended June 30, 2000 and 1999, respectively, and $125,401 for the year ended March 31, 2001.

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

CONCENTRATIONS OF CREDIT RISK

The most significant credit risk is the note receivable from an officer.

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

NOTE 2 - LIMITED PARTNERSHIPS

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

The gain associated with the Acquisition Notes has been deferred because its realization depends on the Company's success in marketing the Software Library, resulting in no net carrying value for the Acquisition Notes. Such gain will be recognized as the Acquisition Notes are collected. The principal balance of the Acquisition Notes at June 30, 2001, is approximately $2,205,000.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2001:

         Office furniture, fixtures and equipment              $   152,407
         Production and development equipment                      122,669
         Leasehold improvements                                     17,857
                                                               -----------

                                                               $   292,933
                                                               ===========

Depreciation expense is $33,745 and $24,534 for the years ended June 30, 2001 and 2000; $5,899 and $4,791 for the three month periods ended June 30, 2000 and 1999, and $19,164 for the year ended March 31, 2000.

NOTE 4 - NOTES PAYABLE

Notes payable consist of the following at June 30, 2001:

         Notes payable to investors (A)                            $  835,164

         Notes payable to a finance company, $6,803
             monthly, due October 2003 bearing interest at
             14.82%, secured by property and equipment                 65,388

         Notes payable to investors, balloon payments due
             December 31, 2001, bearing interest at rates
             ranging from 8% to 15%                                   270,000

         Note payable to an investment group, balloon
             payment due February 28, 2002, bearing
             interest at 8%                                            40,000

         Notes payable to investors, in default, bearing
             interest at 8%                                            50,000
                                                                   ----------

         Total                                                      1,260,552

         Current portion                                            1,232,013
                                                                   ----------

         Noncurrent portion                                        $   28,539
                                                                   ==========

(A) On September 1, 2001, and October 15, 2001, three noteholders entered into an extension agreement, and amended and restated note agreements and security agreements (together, the "Agreements"). Under the Agreements, the principal balances bear interest at 15% per annum. Principal and interest on each note are due December 31, 2001, which date would be accelerated upon Heartsoft's receiving aggregate cumulative proceeds of $1,000,000 from debt, equity or sale of assets. In consideration of the signed notes, the Company issued the noteholders an aggregate of 525,000 shares of common stock. In consideration of the extension agreement, the Company agreed to issue the noteholders an aggregate of 1,200,000 shares of common stock. The fair value of the common stock issued is accounted for as additional interest. The Company agreed to file a registration statement with the SEC registering for sale all of the shares held by the noteholders. The notes are collateralized by 500,000 shares of the Company's common stock and all intangible assets of the Company including the Company's software INTERNET SAFARI-TM- and other software titles.

On November 9, 2000, the Company borrowed a total of $500,000 under two separate promissory notes, each for the principal sum of $250,000. The principal sum of both promissory notes plus interest at a per annum rate equal to 6.15% were due May 9, 2001. The Company borrowed $75,000 on January 24, 2001, $175,000 on February 5, 2001, and $50,000 on June 19, 2001, under promissory notes for the principal sum of $300,000. The principal sum of the promissory notes plus interest at 6.15% per annum were due on August 5, 2001.

Maturities of notes payable are as follows:

                     Year ended
                      June 30,
                  ---------------
                  2002                 $   1,232,013
                  2003                        22,832
                  2004                         5,707
                                       -------------
                                       $   1,260,552
                                       =============

NOTE 5 - STOCKHOLDERS' DEFICIENCY

PREFERRED STOCK

As of June 30, 2001, the Company had 642,000 shares of $.01 par value preferred stock outstanding.

A total of 52,000 shares are from a 1996 private placement and are convertible into common stock at the rate of .8 shares of common stock per share of preferred stock.

During fiscal 2000, the Company sold 775,000 shares of $.01 par value preferred stock, Series A, in a private placement. Proceeds of the sale aggregated $775,000. The holders of Series A preferred stock are not entitled to receive any dividends, and are entitled to $1.00 per share preference in liquidation. Except in limited circumstances, the holders of Series A preferred stock are not entitled to any voting rights. The Series A preferred stock is convertible into common based on the average closing bid price for 20 consecutive trading days preceding conversion, times 60%. Conversion rights are at the option of the holder during the period that a registration statement relating to the common stock underlying the Series A preferred stock is effective. Conversion is automatic at the date such registration is terminated. During 2001 185,000 preferred shares were converted to 742,505 shares of common stock, leaving 590,000 shares remaining to be converted.

Purchasers of the Series A preferred stock also received warrants to purchase 200,000 shares of common stock. The warrants expire on February 1, 2005, and are exercisable at the lesser of (1) 60% of the closing bid price of the Company's common stock or (2) $3.00.

Under the terms of the Series A Preferred Stock Purchase Agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission relating to the common shares into which the Series A preferred stock are convertible, and the common shares issuable upon exercise of the warrants. The Company agreed to cause such registration statement to become effective by August 1, 2000, which condition was not met. On September 26, 2000, the Company and the holders of the Series A preferred stock amended their agreement whereby the Company is to file a registration statement to become effective within a reasonable time after October 1, 2000. In addition, the Company issued 300,000 shares of common stock.

COMMON STOCK

During the years ended June 30, 2001 and 2000, the Company entered into various agreements with vendors under which the vendors received shares of Company common stock in exchange for their services. The Company issued 1,440,430 and 191,835 shares of its common stock during the years ended June 30, 2001, and March 31, 2000, respectively, under these agreements and recognized general and administrative expenses of $325,885 and $148,367, respectively. The transactions were valued based on the underlying price of the Company's common stock on the dates of issuance.

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

During the year ended June 30, 2001, various officers' employment agreements were amended resulting in the officers being granted non qualified stock options. The Company granted the officers a total of 1,200,000 options to purchase shares of common stock at a price of $.5312 per share. The Company also granted 10,000 options to purchase shares of common stock at a price of $1.50 per share to an employee under the Plan. The employee and officer options become vested and exercisable at different periods that range from December 31, 2000, through January 29, 2004. At June 30, 2001 none of the options had been exercised.

SFAS 123, "Accounting for Stock-Based Compensation", provides an alternative method of determining compensation cost for employee stock options, which alternative method may be adopted at the option of the Company. Had compensation cost for the options granted to employees been determined consistent with SFAS 123, the Company's net loss for the year ended June 30, 2001, would have been increased and EPS would have been reduced to the following pro forma amounts:

         Net loss:

                  As reported                   $ (2,969,880)
                  Pro forma                       (3,123,839)

         Basic and diluted EPS:

                  As reported                   $       (.22)
                  Pro forma                             (.23)

Compensation cost was based on an weighted average estimated fair value of $.53 per share, which was calculated using the Black-Scholes option pricing model with the following assumptions: weighted average exercise and stock price of $.54 per share; weighted average risk-free interest rate of 5.59%; expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 146%.

A summary of the status of the Company's stock options at June 30, 2001, and changes during the year then ended is presented below:

                                                                                      Weighted
                                                                                       Average
                                                          Shares                         Price
                                                   -------------------------------------------
         Outstanding, beginning of period                         -               $       -
         Granted                                          1,210,000                     .54
         Exercised                                                -                       -
         Forfeited                                                -                       -
                                                   -------------------------------------------
         Outstanding, June 30, 2001                       1,210,000               $    0.54
                                                   -------------------------------------------
         Exercisable, June 30, 2001                         400,000               $    0.53
                                                   -------------------------------------------
         Weighted average fair value of
          options granted                                      0.54
                                                   ----------------------

The following table summarizes information about fixed stock options outstanding at June 30, 2001:

                                              Options Outstanding                     Options Exercisable
                                ------------------------------------------------ -------------------------------
                                                        Weighted
                                                         Average       Weighted                        Weighted
                                         Number        Remaining        Average           Number        Average
         Range of exercise       Outstanding at      Contractual       Exercise   Exercisable at       Exercise
         prices                         6/30/01             Life          Price          6/30/01          Price
         -------------------------------------------------------------------------------------------------------
         $.5312                      1,200,000        9.44 years        $.5312          400,000         $.5312
         $1.50                          10,000        9.59 years         $1.50                -          $1.50

The weighted-average grant date fair value of shares issued to vendors and for extinguishments of debt during the years ended June 30, 2001, and March 31, 2000, was $.36 and $1.29, respectively.

NOTE 6 - INCOME TAXES

At June 30, 2001, the Company had approximately $8,345,000 in net operating loss carryforwards ("NOL's") expiring in 2009 through 2020. Management believes that the Company does not meet the criteria for recognizing the tax benefit of net operating loss carryforwards as a deferred tax asset and has established a valuation allowance for the entire balance of the NOL's.

There are no material temporary differences between the bases of assets and liabilities for income tax and financial reporting purposes that would give rise to deferred tax assets and liabilities. Therefore, no provision for income taxes has been reflected in the Company's statements of operations.

Note 7 - Earnings per Share

Basic and diluted EPS are computed as follows:

                                                                                              Three months ended
                                                                                                   June 30
                                                        Years ended                     ---------------------------
                                          June 30,        June 30          March 31,        2000           1999
                                        ---------------------------------------------------------------------------
                                            2001            2000              2000                      (unaudited)
                                        ---------------------------------------------
                                                       (unaudited)
Basic and diluted EPS computation:

   Net loss                             $ (2,969,880)   $  (1,969,204)   $ (1,620,448)  $   (494,755)   $ (152,341)

Weighted average
   shares outstanding                     13,553,339       11,029,555      10,739,719     11,062,480     9,944,326

Basic and diluted net loss
   per share                            $      (0.22)   $       (0.27)   $      (0.15)  $      (0.04)   $    (0.02)

All options are excluded from the EPS calculation as their effect is anti-dilutive.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company leases office facilities under an operating lease for $6,578 per month plus adjustments over the life of the lease. Rental expense was $88,205 and $71,969 for the years ended June 30, 2001 and 2000, respectively, $19,071 and $14,420 for the 3 months ended June 30, 2001 and 2000, respectively, and $67,318 for the year ended March 31, 2000. Future annual payments under operating leases are $95,604 annually for fiscal 2002 and fiscal 2003 and $39,835 for fiscal 2004.

During fiscal 2001, the SEC brought an action alleging violations of Securities laws regarding the wording of certain press releases issued by the Company from January 1999 to March 1999. On September 5, 2000, the Company settled the action brought by the SEC. As a part of the terms of the settlement, the SEC filed a complaint against the Company in the United States District Court for the Northern District of Oklahoma on September 5, 2000. The complaint was filed with stipulations and consents and agreed final judgments that were approved by the SEC and Heartsoft. On September 15, 2000, the Court accepted these stipulations and consents and entered the agreed final judgments resolving the lawsuit and implementing the settlement. Under the terms of the stipulations and consents and the agreed final judgments, the Company and its President and Vice President are permanently enjoined from committing violations of certain securities laws. The Company's officers were required to individually pay disgorgement of certain trading profits, interest and civil penalties. The Company and its officers neither admitted nor denied any of the allegations in the complaint filed by the SEC.

NOTE 9 - UNCERTAINTIES
Due to operating losses resulting from execution of the Company's business plan during fiscal 2001 and continuing into fiscal 2002, the Company remains significantly reliant on external funding sources to continue operations. For the year ending June 30, 2001, the Company experienced an operating loss and negative cash flows from operating activities of $2,969,880 and $1,760,220, respectively. For the three months ended June 30, 2000, the Company experienced an operating loss and negative cash flows from operating activities of $494,755 and $375,801, respectively.

In order to finance these losses, the Company secured approximately $2,300,000 in funding for the year ending June 30, 2001 through placement of debt and common stock.

Although the Company has substantially reduced its overhead by reducing expenses across the board, including reducing its total full-time, part-time, and consulting staff from a high of 36 people during January 2001, to 14 as of November 8, 2001, the Company remains dependent on additional outside funding. Currently, the Company has outstanding obligations to its vendors, current and previous employees and consultants. While the Company remains hopeful that additional financing will be completed, any delay in completing additional financing to meet current liabilities and growth needs remains a possibility. There is no assurance that the Company will secure future financing.

MANAGEMENT'S PLAN

The Company believes that its substantial investment in the development of INTERNET SAFARI-TM- represents a key element of its future and that the Company can become a leading player in the children's internet market once funding is obtained.

Additionally, the Company previously formed a wholly owned subsidiary, Plug-Invention Technologies, Inc. to develop and market the Company's proprietary pornographic image recognition and detection technology and other internet security solutions to corporations, organizations and governmental agencies throughout North America. In September 2001, the Company entered into an agreement with SplitSecondServices, Inc. to develop a comprehensive business plan for Plug-Invention Technologies. The business plan, which is expected to be completed on or about November 30, 2001, will be used to present funding opportunities to venture capitalists and angel investors, and will clearly outline the business opportunities that exist for the Company's proprietary internet security solutions. The Company anticipates receiving approximately $1.8 million in up-front licensing revenue over a six month period from this opportunity as well as royalties on future product sales.

In order to reach profitability, the Company plans, among other things, to do the following:

- Complete the formal business plan for Plug Invention Technologies, Inc. and forge an alliance with a joint venture partner having sufficient resources to expedite the introduction of the Company's proprietary pornographic image recognition and detection technology and other internet security solutions to corporations, organizations and governmental agencies throughout North America;

- Shift marketing emphasis from the utilization of in-house sales representatives to a greater dependence upon lower cost, strategic joint venture partners to market the Company's product line both in the United States and internationally;

- Expand the marketing of INTERNET SAFARI-TM- to both Original Equipment Manufacturers (OEMs) and Internet Service Providers (ISPs); and

- Consider the sale of the Company's oldest product lines to obtain the resources to introduce INTERNET SAFARI-TM- more effectively in both the education and the consumer markets.

To continue operations and finance the continuing costs of product development and enhancements, beginning on or around November 15, 2001, the Company shall offer a Private Offering Memorandum consisting of a maximum of 3,000,000 shares of 10% Series B Convertible Preferred Stock at a cost of $1.00 per share. The Company anticipates receiving approximately $2.6 million, after deducting offering expenses and costs. However, the Company has no formal commitments for equity placements. The ability of the Company to implement its operating plan and to continue as a going concern depends on its ability to raise equity capital and, ultimately, to achieve profitable operations.