Form 10QSB
period 2001-09-30
HEARTSOFT INC
filed 2002-01-15
CIK 836562

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended     SEPTEMBER 30, 2001
                                              ---------------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from                  to
                                         ----------------    -------------------

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


As of September 30, 2001, 17,997,946 shares of Heartsoft, Inc. Common Stock, $0.0005 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                                                                                                    PAGE
PART I.  FINANCIAL INFORMATION

Item 1:  Balance Sheet as of September 30, 2001                                                       3

         Statement of Operations For the Three Month Periods Ended
         September 30, 2001 and September 30, 2000                                                    5
         Statement of Cash Flows For the Three Month Periods Ended
         September 30, 2001 and September 30, 2000                                                    6
         Notes to Financial Statements                                                                7

Item 2:  Management's Discussion, Analysis of Financial Condition,
         and Results of Operations                                                                    9

PART II.  OTHER INFORMATION

Item 2:  Changes in Securities and Use of Proceeds                                                   12

Item 6:  Exhibits and Reports on Form 8-K                                                            12

Signature Page                                                                                       18




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

PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                                  BALANCE SHEET
                            As of September 30, 2001
                                   (Unaudited)

Assets
 Current assets:
   Accounts receivable, trade, net                         $     5,804
   Note receivable - officer                                   250,254
   Inventories, at cost                                         51,377
   Other                                                        29,746
                                                 ------------------------------

Total current assets                                           337,181

Property and equipment, at cost:
   Property and equipment                                      292,933
   Less accumulated depreciation                              (164,359)
                                                 ------------------------------

Property and equipment, net                                    128,574

Other assets:
   Developed software, net                                     930,380
   Other                                                         4,668
                                                 ------------------------------

Total other assets                                             935,048
                                                 ------------------------------


Total assets                                               $ 1,400,803
                                                 ==============================

                                  BALANCE SHEET
                            As of September 30, 2001
                                   (Unaudited)

Liabilities and Stockholders' Equity
Current liabilities:
   Cash deficiency                                                      $     31,480
   Accounts payable                                                          798,553
   Notes payable                                                           1,319,569
   Accrued expenses                                                          299,618
                                                               ------------------------------

Total current liabilities                                                  2,449,220

Long term liabilities:
   Notes payable                                                                  --
                                                               ------------------------------

Total liabilities                                                          2,449,220

Commitments and contingencies                                                     --

Stockholders' deficiency:
   Preferred stock, $0.01 par value, 5,000,000 shares
     authorized, 642,000 shares issued                                         6,420
   Common stock, $0.0005 par value, 30,000,000
shares authorized, 17,997,946 shares issued                                    8,999
   Additional paid-in capital                                              7,937,727
   Accumulated deficit                                                    (9,001,563)
                                                               ------------------------------

Total stockholders' equity                                               (1,048,418)
                                                               ------------------------------

Total liabilities and stockholders' equity                              $  1,400,803
                                                               ==============================

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                      Three Month Periods Ended
                                                           September 30,
                                          --------------------------------------------------
                                                    2001                           2000
                                          --------------------------------------------------

Net sales                                       $   62,646                     $   97,616

Costs and expenses:
   Cost of production                               75,310                         47,615
   Sales and marketing                             129,760                        201,994
   General and administrative                      306,368                        588,096
   Depreciation and amortization                    66,809                         37,743
                                          --------------------------------------------------

Total operating expenses                           578,247                        874,748
                                          --------------------------------------------------

Operating loss                                    (515,601)                      (777,132)

Other income and expense:
   Interest expense                               (144,675)                        (3,964)
   Other, net                                        6,400                         2,038
                                          --------------------------------------------------

                                                  (138,275)                        (1,926)
                                          --------------------------------------------------

Loss before income taxes                          (653,876)                      (779,058)

Income taxes                                            --                             --
                                          --------------------------------------------------

Net income (loss)                               $ (653,876)                    $ (779,058)
                                          --------------------------------------------------

Earnings per share                              $    (0.04)                    $   (0.067)
                                          --------------------------------------------------

                             STATEMENT OF CASH FLOWS
                     Three Month Periods Ended September 30,
                                   (Unaudited)


                                                                                   2001                  2000
                                                                           --------------------- ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                           $  (653,876)          $  (779,058)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation and amortization                                                      13,443                37,743

     Changes in:
         Accounts receivable                                                             4,731                33,943
         Note receivable - officer                                                      10,709
         Other assets                                                                   18,531                (5,401)
         Inventories                                                                     5,885                 1,823
         Accounts payable & accrued expenses                                           415,765               161,060
         Cash deficiency                                                                31,480
                                                                           --------------------- ---------------------

Net cash used in operating activities                                                 (153,334)             (549,890)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs                                                       -              (143,421)
Payments for the purchase of property                                                        -               (30,126)
                                                                           --------------------- ---------------------

Net cash used in investing activities                                                        -              (173,547)


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt                                                          59,017                79,500
Principal payments of debt                                                                   -               (15,820)
Proceeds from issuance of preferred stock                                                    -                     -
Proceeds from issuance of common stock                                                  94,317               658,129

                                                                           --------------------- ---------------------
Net cash provided by financing activities                                              153,334             1,620,521
                                                                           --------------------- ---------------------

Net increase (decrease) in cash                                                              -                (1,628)
Cash at beginning of period                                                                  -                93,820
                                                                           --------------------- ---------------------

Cash at end of period                                                                        -           $    92,192
                                                                           ===================== =====================

                                 HEARTSOFT, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)

         The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. In the opinion of management, all adjustments required to make a fair presentation of the results of operations of Heartsoft, Inc., a Delaware corporation ("Heartsoft," or the "Company," including its subsidiary), for the three month periods ended September 30, 2001 have been included. The results of operations for the three month period ended September 30, 2001 are not necessarily indicative of the results of operations that may be achieved for the remainder of the fiscal year.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CHANGE IN YEAR END

         On August 4, 2000, the Board of Directors of the Company changed the Company's fiscal year end from March 31 to June 30 effective for the fiscal year beginning July 1, 2000. Therefore, "Fiscal Year 2001" will be for the period July 1, 2000 to June 30, 2001 and the three months ended September 30, 2000, December 31, 2000 and March 31, 2001represents the first, second and third quarters of Fiscal Year 2001, respectively.

NOTE 2 - NOTES PAYABLE

Notes payable consist of the following at September 30, 2001:

         Notes payable to investors (A)                                                   $   835,164

         Notes payable to a finance company, $6,803
             monthly, due October 2003 bearing interest at
             14.82%, secured by property and equipment                                         65,388

         Notes payable to investors, balloon payments due
             December 31, 2001, bearing interest at rates
             ranging from 8% to 15%                                                           329,017

         Note payable to an investment group, balloon
             payment due February 28, 2002, bearing
             interest at 8%                                                                    40,000

         Notes payable to investors,  bearing
             interest at 8%                                                                    50,000
                                                                                         -----------------

         Total                                                                              1,319,569

         Current portion                                                                            -
                                                                                         -----------------



         Non-current  portion                                                             $ 1,319,569
                                                                                         =================

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

NOTE 3  - EARNINGS PER SHARE

Basic and diluted EPS are computed as follows:

                                                         Three month periods ended
                                                               September 30,
                                                         2001                 2000
                                                --------------------------------------------
Basic EPS computation:

      Net loss                                             $ (653,876)          $ (754,715)

      Weighted average
         Shares outstanding                                 16,764,234           11,233,093
                                                --------------------------------------------

      Basic and diluted
         Net loss per share                                $    (0.04)          $    (0.07)
                                                ============================================


NOTE 4  - UNCERTAINTIES

         The Company has experienced recurring net losses and negative cash flows from operating activities, which amounted to $653,876 and $153,334, respectively, for the three months ended September 30, 2001.

         While the company released INTERNET SAFARI (R), its new secure Internet browser in February, 2001, and has seen continued sales of its various product lines, the company significantly scaled back its operations during the quarter ending September 30, 2001. In order to finance the continuing costs of product development and operating losses, management intends to raise additional capital through equity offerings. However, the Company has no formal commitments for equity placements. The ability of the Company to implement its operating plan and to continue as a going concern depends on its ability to raise equity capital and, ultimately, to achieve profitable operations.

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

         Through the three month period ended September 30, 2001, the Company's product line was comprised of approximately 50 educational software programs that assist young children in pre-kindergarten through the 6th grade to practice and learn basic curriculum subjects. In February, 2001, the Company released its new secure Internet browser for children, INTERNET SAFARI(R) Version 1.0. The release of INTERNET SAFARI(R) has broadened the Company's product line to include an Internet-based software solution. Further, the Internet Safari(R) was granted approval from the United States Patent and Trademark Office as a registered trademark of Heartsoft, Inc. This approval denotes formal status of Internet Safari as a strongly protected software asset of the company. Prior to this approval INTERNET SAFARI(R) was protected under the common law copyright and trademark provisions of U.S. corporate law.

         Since its release, INTERNET SAFARI(R) has been well received. Beginning in January, 2001, the Company's education group has distributed thousands of copies of a demo version of INTERNET SAFARI(R) at major education conferences in Florida and Texas, and the feedback from the many educators who have seen or used the product is highly encouraging. Currently, nearly 50 school districts have expressed interest in or requested proposals for purchasing INTERNET SAFARI(R) on a district-wide basis, and several thousand additional leads are in the sales pipeline to be worked by Heartsoft's in-house sales team.

         The Company is currently exploring retail distribution opportunities for INTERNET SAFARI(R) through two software retailers and expects to make an announcement regarding specific plans once details have been finalized. The Company is also in preliminary discussions with several original equipment manufacturers (OEMs) which could eventually lead to INTERNET SAFARI(R) being shipped with certain hardware configurations directory from the factory.

         To date, the Company has received several inquiries from international distributors regarding the conversion, or localization, of INTERNET SAFARI(R) into four foreign languages. These opportunities will be explored in the future.

         The Company believes that its investment in the development of INTERNET SAFARI(R) represents a key element of its future and that the Company can become a leading player in the children's Internet market.

         To accelerate the development of the potential of INTERNET SAFARI(R) and the many related opportunities, the Company began pursuing the private placement of up to $5 million in additional capital. The capital will be raised through a long-term convertible preferred stock in order to minimize short-term dilution to common shareholders while simultaneously providing essential growth capital.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001 VS. THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000

NET REVENUE

         Revenue for the three months ended September 30, 2001 decreased to $62,646 from $97,616 for the months ended September 30, 2000, a decrease of $34,970 or 36%. The decrease significantly resulted from changes in the prior method used by the Company to record sales of product ordered under binding purchase orders with certain return provisions by customers as well as other factors. The decrease was also impacted by reduction in staff of the Company's direct sales force as technology purchasing within the United States fell across the board due to economic and war-time factors.

COST OF PRODUCTION

         Cost of production includes all costs associated with the acquisition of raw materials, assembly of finished products, warehousing, shipping, and payroll associated with production and shipping of finished products. This expense category also includes labor costs associated with maintaining and implementing enhancements to existing educational programs (software maintenance costs) as well as miscellaneous costs related to the needs of the Production Department. Cost of production for the three months ended , 2001 was $75,310 compared to $47,615 for the three months ended September 30, 2000, an increase of $27,635 or 58%.

SALES AND MARKETING

         Sales and marketing expenses for the three months ended September 30, 2001 were $129,760 versus $201,994 for the three months ended September 30, 2000, a decrease of $72,234 or 55%.

GENERAL AND ADMINISTRATIVE

         Total general and administrative (G&A) expense for the three months ended September 30, 2001 was $306,368 compared to $588,096 for the same period in 2000, a decrease of $281,728.

INTEREST EXPENSE

         Interest expense for the three months ended September 30, 2001 was $144,675 compared to $3,964 for the same period in 2000, an increase of $140,711. The primary reason for this increase relates to recording interest expense for shares of the Company's common stock issued to senior debt holders as consideration to renegotiate and extend debt as discussed in Financial Footnote, Note 2 - Notes Payable.

LIQUIDITY AND CAPITAL RESOURCES

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

SUMMARY OF RISK FACTORS

         To date, the Company has funded its operations primarily through revenues generated by various products and equity financings. The Company will need additional capital before INTERNET SAFARI(R) begins generating a sufficient cash flow to sustain operations and anticipated growth. Additionally, Heartsoft is subject to other risks and uncertainties. A summary of risk factors is discussed in Part III of Heartsoft's Form 10-KSB for fiscal year ending June 30, 2001.


PART II -- OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

         During the three months ended September 30, 2001, the Company has issued the following securities without registering the securities under the Securities Act of 1933:

------------------------------------------ ------------------------------------------------------------------
            CLASS OF PERSONS                                         CONSIDERATION
------------------------------------------ ------------------------------------------------------------------
Individuals and Investment Partnerships    An aggregate of 1,200,000 shares of common stock was issued to senior debt holders as consideration for due-date extension of
                                           $800,000.
------------------------------------------ ------------------------------------------------------------------
Public and Investor Relations Services     A total of 300,000 shares of common stock was issued for payment
Firm                                       of public and investor relations services
------------------------------------------ ------------------------------------------------------------------
Investment Group                           A total of 330,493 shares of common stock were issued in
                                           conversion of preferred stock
------------------------------------------ ------------------------------------------------------------------

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

(b)      Reports on Form 8-K:

     No reports on Form 8-K were filed during the three-month period ended September 30, 2001.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   HEARTSOFT, INC.
                                    --------------------------------------------
                                                    (Registrant)

Date:    1/13/02                    /s/  Benjamin P. Shell
      ---------------------         --------------------------------------------
                                    Benjamin P. Shell, Chairman of the Board,
                                    President, and Chief Executive Officer
                                    (Principal Executive Officer)

Date:    1/13/02                    /s/  Benjamin P. Shell
      ---------------------         --------------------------------------------
                                    Benjamin P. Shell, Chief Financial Officer
                                    (Principal Financial Officer)