Form 10QSB
period 2001-12-31
HEARTSOFT INC
filed 2002-03-19
CIK 836562

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                For the quarterly period ended DECEMBER 31, 2001


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


            3101 NORTH HEMLOCK CIRCLE, BROKEN ARROW, OKLAHOMA 74012
                    (Address of principal executive offices)


                                 (918) 362-3600
                          (Issuer's Telephone Number)


   (Former name, former address and former fiscal year, if changed since last report)


  As of December 31, 2001, 17,997,946 shares of Heartsoft, Inc. Common Stock,
                      $0.0005 par value, were outstanding.


   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1:  Balance Sheet as of December 31, 2001                                  3

     Statement of Operations For the Six Month Periods Ended
     December 31, 2001 and December 31, 2000                                    5

     Statement of Cash Flows For the Six Month Periods Ended
     December 31, 2001 and December 31, 2000                                    6

     Notes to Financial Statements                                              7

Item 2:  Management's Discussion, Analysis of Financial Condition,
     and Results of Operations                                                  9

PART II.  OTHER INFORMATION                                                    10

Signature Page                                                                 11



INTRODUCTORY STATEMENT REGARDING ADOPTION OF FISCAL YEAR:

On August 4, 2000, the Board of Directors of Heartsoft, Inc. changed the Company's fiscal year end from March 31 to June 30 effective for the fiscal year beginning July 1, 2000. Therefore, Fiscal Year 2001 will be for the period July 1, 2000 to June 30, 2001 and the three months ended September 30, 2000, December 31, 2000 and March 31, 2001 represents the first, second and third quarters of Fiscal Year 2001, respectively.

                        PART I -- FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS


                                    BALANCE SHEET
                              As of December 31, 2001
                                     (Unaudited)
Assets
 Current assets:
   Cash deficiency                                              $   (32,394)
   Accounts receivable, trade, net                                    5,322
   Note receivable - officer                                        250,254
   Inventories, at cost                                              49,880
   Prepaid Advertising                                               28,000
Total current assets                                                301,062

Property and equipment, at cost:
   Property and equipment                                           298,776
   Less accumulated depreciation                                   (164,359)
                                                                -----------

Property and equipment, net                                         134,417

Other assets:
   Developed software, net                                          955,385
   Other                                                              1,319
                                                                -----------

Total other assets                                                  956,704
                                                                -----------

Total assets                                                    $ 1,392,183
                                                                ===========

                                  BALANCE SHEET
                              As of December 31, 2001
                                   (Unaudited)



Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                             $   804,410
   Notes payable                                                  1,363,774
   Accrued expenses                                                 224,205
                                                                -----------
Total current liabilities                                         2,392,389

Long term liabilities:
   Notes payable                                                         --
                                                                -----------
Total liabilities                                                 2,392,389

Commitments and contingencies                                            --

Stockholders' deficiency:
   Preferred stock, $0.01 par value, 5,000,000 shares
     authorized, 642,000 shares issued                                6,420
   Common stock, $0.0005 par value, 30,000,000
     shares authorized, 17,997,946 shares issued                      8,999
   Additional paid-in capital                                     7,957,727
   Accumulated deficit                                           (9,130,327)
                                                                -----------

Total stockholders' equity                                       (1,157,181)
                                                                -----------
Total liabilities and stockholders' equity                      $ 1,392,183
                                                                ===========

                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                     Six Month Periods Ended
                                                           December 31,
                                                   ---------------------------
                                                      2001            2000
                                                   ----------      -----------
Net sales                                          $  144,202      $   208,333

Costs and expenses:
   Cost of production                                  14,226          101,920
   Sales and marketing                                129,760          435,399
   General and administrative                         570,533          825,543
   Depreciation and amortization                       66,809           73,652
                                                   ----------      -----------

Total operating expenses                             (781,328)       1,436,514
                                                   ----------      -----------

Operating loss                                       (637,126)      (1,228,181)

Other income and expense:
   Interest expense                                  (145,439)         (84,530)
   Other, net                                              --            3,778
                                                   ----------      -----------

                                                     (145,439)         (80,752)
                                                   ----------      -----------

Loss before income taxes                             (782,565)      (1,308,933)

Income taxes                                               --               --
                                                   ----------      -----------

Net income (loss)                                  $ (782,565)     $(1,308,933)
                                                   ----------      -----------

Earnings per share                                 $    (0.04)     $     (0.11)
                                                   ----------      -----------

                                HEARTSOFT, INC.
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)


The accompanying unaudited financial statements have been prepared in accordance with instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. In the opinion of management, all adjustments required to make a fair presentation of the results of operations of Heartsoft, Inc., a Delaware corporation (Heartsoft, or the Company, including its subsidiary), for the six month periods ended December 31, 2001 have been included. The results of operations for the six month period ended December 31, 2001 are not necessarily indicative of the results of operations that may be achieved for the remainder of the fiscal year.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CHANGE IN YEAR END

On August 4, 2000, the Board of Directors of the Company changed the Company's fiscal year end from March 31 to June 30 effective for the fiscal year beginning July 1, 2000. Therefore, Fiscal Year 2001 will be for the period July 1, 2000 to June 30, 2001 and the three months ended September 30, 2000, December 31, 2000 and March 31, 2001 represents the first, second and third quarters of Fiscal Year 2001, respectively.

NOTE 2 - NOTES PAYABLE

Notes payable consist of the following at December 30, 2001:


Notes payable to investors (A)                                      $   907,778

Notes payable to a finance company, $6,803
    monthly, due October 2003 bearing interest at
    14.82%, secured by property and equipment                           65,388

Notes payable to investors, balloon payments due
    December 31, 2001, bearing interest at rates
    ranging from 8% to 15%                                             329,017

Note payable to an investment group, balloon
    payment due February 28, 2002, bearing
    interest at 8%                                                      40,000

Notes payable to investors, bearing
    interest at 8%                                                      50,000
                                                                    ----------
Total                                                                1,392,183

Current portion                                                      1,392,183
                                                                    ==========


(A) On September 1, 2001, and October 15, 2001, three noteholders entered into an extension agreement, and amended and restated note agreements and security agreements (together, the Agreements). Under the Agreements, the principal balances bear interest at 15% per annum. Principal and interest on each note are due December 31, 2001, which date would be accelerated upon Heartsoft's receiving aggregate cumulative proceeds of $1,000,000 from debt, equity or sale of assets. In consideration of the signed notes, the Company issued the noteholders an aggregate of 525,000 shares of common stock. In consideration of the extension agreement, the Company agreed to issue the noteholders an aggregate of 1,200,000 shares of common stock. The fair value of the common stock issued is accounted for as additional interest.

NOTE 3 - EARNINGS PER SHARE

Basic and diluted EPS are computed as follows:

                                                              Six month periods ended
                                                                   December 31,
                                                              2001               2000
                                                          -----------        ------------
Basic EPS computation:
      Net loss                                            $  (782,565)       $ (1,308,933)

      Weighted average
         Shares outstanding                                17,997,946          11,505,391
                                                          -----------        ------------
      Basic and diluted
         Net loss per share                               $    (0.04)        $      (0.11)
                                                          ===========        ============


NOTE 4 - UNCERTAINTIES

The Company has experienced recurring net losses from operating activities, which amounted to $782,565 for the six months ended December 31, 2001.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-QSB contains forward-looking statements regarding potential future events and developments affecting the business of Heartsoft, Inc., a Delaware Corporation (Heartsoft or the Company, including its subsidiary). Forward-looking statements may be indicated by the words expects, estimates, anticipates, intends, predicts, believes or other similar expressions. Forward-looking statements appear in a number of places in this Form 10-QSB and may address the intent, belief or current expectations of Heartsoft and its Board of Directors and Management with respect to Heartsoft and its business. Heartsoft's ability to predict results or the effect of any future events on Heartsoft's operating results is subject to various risks and uncertainties.

GENERAL INFORMATION

Heartsoft is a publicly held Delaware Corporation, incorporated on January 15, 1988, and traded in the Over the Counter Bulletin Board (OTCBB) market under the symbol HTSF. The Company is a provider of proprietary educational computer software products distributed to the education and consumer markets. Its products are sold through an internal sales organization, national and international resellers, United States based catalogers with an annual aggregate circulation of several million catalogs and online through four corporate websites, www.heartsoft.com, www.internet-safari.com, www.thinkology.com, and www.isafari.com.

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

RESULTS OF OPERATIONS

SIX MONTH PERIOD ENDED DECEMBER 31, 2001 VS. SIX MONTH PERIOD ENDED SEPTEMBER 30, 2000

NET REVENUE

Revenue for the six months ended December 31, 2001 decreased to $144,202 from $208,333 for the months ended December 31, 2001, a decrease of $64,131. The decrease significantly resulted by reduction in staff of the Company's direct sales force as technology purchasing within the United States fell across the board due to economic and war-time factors.


COST OF PRODUCTION

Cost of production includes all costs associated with the acquisition of raw materials, assembly of finished products, warehousing, shipping, and payroll associated with production and shipping of finished products. This expense category also includes labor costs associated with maintaining and implementing enhancements to existing educational programs (software maintenance costs) as well as miscellaneous costs related to the needs of the Production Department. Cost of production for the six months ended December, 2001 was $14,226 compared to $101,920 for the six months ended December 31, 2000, a decrease of $87,694.

SALES AND MARKETING

Sales and marketing expenses for the six months ended December 31, 2001, were $129,760 versus $435,399 for the six months ended December 31, 2000, a decrease of $305,639.

GENERAL AND ADMINISTRATIVE

Total general and administrative (G&A) expense for the six months ended December 31, 2001 was $570,533 compared to $825,543 for the same period in 2000, a decrease of $255,010.

INTEREST EXPENSE

Interest expense for the six months ended September 30, 2001 was $145,439 compared to $84,530 for the same period in 2000, an increase of $$59,909. The primary reason for this increase relates to recording interest expense for shares of the Company's common stock issued to senior debt holders as consideration to renegotiate and extend debt as discussed in Financial Footnote,
Note 2 - Notes Payable.

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


                                HEARTSOFT, INC.
                                  (Registrant)



Date:  3/18/02                         /s/  Benjamin P. Shell
     ---------                       -------------------------------------------
                                     Benjamin P. Shell, Chairman of the Board,
                                     President, and Chief Executive Officer
                                     (Principal Executive Officer)

Date:  3/18/02                         /s/  Benjamin P. Shell
     ---------                       -------------------------------------------
                                     Benjamin P. Shell, Chief Financial Officer
                                     (Principal Financial Officer)